Form 10-Q
period 2004-03-31
NES RENTALS HOLDINGS INC
filed 2004-05-17
CIK 1280191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1280191

NES Rentals Holdings, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	22-0664255
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8770 W. Bryn Mawr, 4th Floor
Chicago, Illinois 60631
(Address of principal executive offices)

(773) 695-3999

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

There were 18,931,000 shares of Common Stock ($.01 par value) outstanding as of May 10, 2004.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended

March 31, 2004

Independent Accountants’ Review Report

The Board of Directors

NES Rentals Holdings, Inc.:

We have reviewed the consolidated balance sheet of NES Rentals Holdings, Inc. and subsidiaries (the Company or the Successor) as of March 31, 2004, the related consolidated statements of operations and cash flows for the two-month period ended March 31, 2004, and the related consolidated statements of operations and cash flows of National Equipment Services, Inc. (the Predecessor) for the one-month period ended January 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Predecessor and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

(signed) KPMG LLP

Chicago, IL
May 17, 2004

Forward Looking Statements

Note: This report contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include, without limitation, changes in market price or market demand; loss of business from customers; general declines in rental rates in the market; pricing pressure from competitors; ability to fund and the timing of delivery of desired capital expenditures; the Company’s reorganization; the Company’s ability to attract and retain senior management; unanticipated expenses; changes in financial markets; the Company’s substantial leverage; potential defaults in the Company’s indebtedness; ability to make scheduled principal amortization payments on indebtedness; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available on our internet website free of charge.  These reports are available as soon as practicable after we electronically file these reports with the Securities and Exchange Commission.  Our website address is www.nesrentals.com.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Successor	Predecessor
	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$25,102	$50,251
Trade accounts receivable, net of allowance for doubtful accounts of $5,693 and $5,689, respectively	120,875	126,775
Inventory, net	16,130	13,928
Unamortized debt issuance costs	6,121	—
Prepaid expenses and other assets	46,831	38,109
Rental equipment, net	434,483	407,362
Property and equipment, net	38,756	35,728
Unamortized intangible assets	14,028	1,010
Total assets	$702,326	$673,163
Liabilities
Liabilities not subject to compromise:
Book overdraft	$27,141	$17,487
Trade accounts payable	32,511	4,846
Accrued interest	1,661	174
Accrued expenses and other liabilities	45,191	36,741
Debt	458,700	1,714
Liabilities subject to compromise	—	897,380
Total liabilities	565,204	958,342
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Successor common stock, $0.01 par, 25,000 shares authorized; 18,931 shares issued, 18,931 shares outstanding	189	—
Predecessor common stock, $0.01 par, 100,000 shares authorized; 24,140 shares issued, 21,151 shares outstanding	—	241
Successor additional paid-in capital	151,642	—
Predecessor additional paid-in capital	—	123,887
Accumulated deficit	(14,653)	(391,896)
Predecessor treasury stock at cost, 3,019 shares	—	(19,062)
Accumulated other comprehensive income (loss)	(56)	1,651
Total stockholders’ equity (deficit)	137,122	(285,179)
Total liabilities and stockholders’ equity (deficit)	$702,326	$673,163

See accompanying notes to consolidated financial statements.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Successor	Predecessor
	For the two months ended March 31, 2004	For the one month ended January 31, 2004	For the three months ended March 31, 2003

Revenues
Rental and service revenues	$65,887	$33,068	$106,612
New equipment sales	5,029	3,318	8,790
Rental equipment sales	6,240	2,120	8,345
Other revenues	2,906	1,424	5,871
Total revenues	80,062	39,930	129,618
Cost of revenues
Cost of rental and service revenues	35,997	17,454	54,890
Rental equipment depreciation	17,842	8,138	26,247
Cost of new equipment sales	4,052	2,802	7,474
Cost of rental equipment sales	4,409	1,328	5,437
Other operating expenses	2,920	1,498	5,653
Total cost of revenues	65,220	31,220	99,701

Gross profit	14,842	8,710	29,917
Selling, general and administrative expenses	20,825	9,670	35,073
Reorganization expenses	—	1,973	—
Fresh start accounting adjustments	—	(50,667)	—
Non-rental depreciation and amortization	3,428	858	1,933
Operating income (loss)	(9,411)	46,876	(7,089)
Other income, net	178	80	122
Gain on discharge of debt	—	241,128	—
Interest expense (contractual interest $5,420, $4,921 and $22,647)	5,420	2,629	22,647
Income (loss) from continuing operations before income taxes	(14,653)	285,455	(29,614)
Income tax expense	—	—	—
Net income (loss)	(14,653)	285,455	(29,614)
Other comprehensive income (loss)	(56)	(279)	3,905
Comprehensive income (loss)	$(14,709)	$285,176	$(25,709)

Basic loss per common share	$(0.77)
Diluted loss per common share	$(0.77)
Weighted average shares outstanding:
Basic calculation	18,931
Diluted calculation	18,931

See accompanying notes to consolidated financial statements.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Successor	Predecessor
	For the two months ended March 31, 2004	For the one month ended January 31, 2004	For the three months ended March 31, 2003

Cash flows from operating activities:
Net income (loss)	$(14,653)	$285,455	$(29,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,270	8,997	28,180
Amortization of debt issuance costs and debt discount	154	—	2,628
Gain on sale of equipment	(1,989)	(861)	(3,002)
Changes in operating assets and liabilities:
Trade accounts receivable	3,113	2,787	7,704
Inventory	(1,716)	(61)	1,637
Prepaid expenses and other assets	(5,591)	(2,745)	(4,594)
Trade accounts payable	5,980	(583)	(16,267)
Accrued expenses and other liabilities	7,748	1,856	5,956
Chapter 11 items:
Fresh start accounting adjustments	—	(50,667)	—
Gain on debt discharge	—	(241,128)	—
Net cash flows provided by (used in) continuing operating activities	14,316	3,050	(7,372)
Net cash flows provided by discontinued operating activities	—	—	215
Net cash flows provided by (used in) operating activities	14,316	3,050	(7,157)

Cash flows from investing activities:
Purchases of rental equipment	(27,295)	(4,362)	(6,560)
Proceeds from sale of rental equipment	6,240	2,120	8,345
Purchases of property and equipment	(987)	(819)	(2,440)
Proceeds from sale of property and equipment	4,265	111	529
Net cash flows used in investing activities	(17,777)	(2,950)	(126)

Cash flows from financing activities:
Proceeds from long-term debt	—	481,172	—
Payments on long-term debt	(23,973)	(482,363)	(299)
Payments of debt issuance costs	—	(6,278)	—
Increase (decrease) in book overdraft	10,974	(1,320)	(490)
Net cash used in financing activities	(12,999)	(8,789)	(789)
Net decrease in cash and cash equivalents	(16,460)	(8,689)	(8,072)
Cash and cash equivalents at beginning of period	41,562	50,251	15,184
Cash and cash equivalents at end of period	$25,102	$41,562	$7,112

Supplemental Cash Flow Information:
Cash paid for interest	$3,810	$2,663	$17,712
Cash paid for income taxes	31	49	46

See accompanying notes to consolidated financial statements.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands)

1.  Organization

NES Rentals Holdings, Inc. (the “Company” or the “Successor”) is principally a holding company organized under the laws of Delaware. The Company conducts its operations through its wholly-owned subsidiaries. The Company owns and operates equipment rental, sales and service facilities primarily located throughout the United States of America. The Company rents various types of equipment to a diverse customer base, including construction, automotive and other industrial users. The Company also sells new equipment and used equipment from its rental fleet, sells related parts and provides other services. The nature of the Company’s business is such that short-term obligations are met typically by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

2.  Reorganization

On June 27, 2003, National Equipment Services, Inc. (the “Predecessor Company”) and its U.S. subsidiaries (collectively, the “Debtors”) filed for voluntary reorganization under Chapter 11 (the “Reorganization”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the Northern District of Illinois (“Bankruptcy Court”).  The Canadian subsidiary, which represents less than 2% of total revenues and total assets of the Predecessor Company, was not included in the petition.  Due to the size of the Canadian subsidiary, the consolidated financial statements of the Predecessor Company presented herein are essentially equivalent to the consolidated financial statements of the Debtors.

The initial joint plan of reorganization was filed on October 17, 2003.  On January 23, 2004, the Debtors filed a fourth amended joint plan of reorganization (the “Plan of Reorganization”), which received the requisite support from the creditors authorized to vote thereon.  The Plan of Reorganization was confirmed by the Bankruptcy Court on January 23, 2004, and the Debtors emerged from bankruptcy on February 11, 2004 (the “Effective Date”).

On the Effective Date, the Company entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility.  There are quarterly scheduled principal repayments on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility.

From June 27, 2003 through February 11, 2004, the Debtors continued to operate as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code.  Shortly after filing for bankruptcy, the Debtors began notifying all known or potential creditors for the purposes of identifying all pre-petition claims against the Debtors.  Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against the property of the Debtors were stayed.  As a result, the creditors of the Debtors were precluded from collecting pre-petition debts without the approval of the Bankruptcy Court.  Certain pre-petition liabilities were paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees and insurance costs.

National Equipment Services, Inc. obtained Debtor-in-Possession financing which provided up to $30,000 of availability to fund operations during the bankruptcy period.  The Debtors did not borrow any funds from this financing source during the period it was in place.

The Plan of Reorganization provides for the cancellation of all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Predecessor Company (the “Old Common Stock”), all of the issued and outstanding shares of preferred stock of the Predecessor Company, and all other outstanding securities of the Predecessor Company, including common stock options as of the Effective Date.

On the Effective Date, National Equipment Services, Inc. merged into NES Rentals, Inc.  NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc.  NES Rentals, Inc. is a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of the newly formed NES Rentals Holdings, Inc., which is the successor to National Equipment Services, Inc.  The Company is the new public company parent of National Equipment Services, Inc. and has 25,000 authorized shares of common stock (the “New Common Stock”).

In accordance with the Plan of Reorganization, (i) holders of general unsecured claims, including the holders of the Company’s Senior Subordinated Notes due 2004, Series B (the “Series B Notes”) and Senior Subordinated Notes due 2004, Series D (the “Series D Notes”), received 97.5% of the New Common Stock of the Company, (ii) the holders of the Company’s preferred stock received 2.0% of the New Common Stock of the Company, and (iii) the holders of the Company’s Old Common Stock received 0.5% of the New Common Stock of the Company.

3.  Basis of Presentation

As a result of the Company’s Reorganization as described in Note 2, the Company has applied fresh start reporting pursuant to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) as of January 31, 2004.  As a result of the application of fresh start reporting on January 31, 2004, the post-emergence financial results of the Company for the two-months ended March 31, 2004 are presented as the results of the “Successor” and the pre-emergence financial results for the month ended January 31, 2004 are presented as the results of the “Predecessor.”  Per share and share information for the Predecessor Company for all periods presented herein have been omitted as such information is deemed to be not meaningful.  Refer to Note 4 for further discussion regarding the application of fresh start reporting.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, except as described in Note 4 related to the application of fresh start reporting, have been included.  For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Predecessor Company for the year ended December 31, 2003.

Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.  Due to the seasonality that impacts a significant portion of the Company’s locations, the second and third quarters are typically the most active quarters for the Company.  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company is unable to continue as a going concern.  The Company’s history of significant losses and the Reorganization discussed herein raise substantial doubt about the Company’s ability to continue as a going concern.  Continuing as a going concern is dependent upon, among other things, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations as they become due.

Comprehensive Income (Loss) — Unrealized foreign currency translation gains (losses) are included in other comprehensive income (loss) for the periods presented herein.

4.  Fresh Start Accounting

Pursuant to SOP 90-7, the accounting for the effects of the Company’s reorganization occurred once the Plan of Reorganization was confirmed by the Bankruptcy Court and there were no remaining contingencies material to completing the implementation of the Plan of Reorganization.  As discussed in Note 2, the Company’s Plan of Reorganization was approved on January 23, 2004, and the Company emerged from bankruptcy on February 11, 2004.  For financial reporting purposes, fresh start reporting was applied on January 31, 2004.

In accordance with SOP 90-7, the results of operations for the month ended January 31, 2004 include a pre-emergence gain of $241,128 resulting from the discharge of debt and other liabilities under the Plan of Reorganization and a pre-emergence gain of $50,667 resulting from the aggregate remaining changes to the net carrying value of the Company’s pre-emergence assets and liabilities to reflect the fair values under fresh start reporting.

The Company’s estimated reorganization value at January 31, 2004, which approximates the amount a willing buyer would pay for the assets of the Company immediately after the Reorganization, was $716,252.  The Company estimated the reorganization value for purposes of fresh start reporting utilizing the estimated value of the Company on an enterprise basis (the “Enterprise Value”), adjusting to exclude known liabilities other than the New Credit Facility at January 31, 2004.

The Enterprise Value was determined by valuation specialists using the following three methodologies:  (a) the application of public market valuation multiples to the Predecessor Company’s recent historical financial results, (b) the application of completed merger and acquisition transaction valuation multiples to the Predecessor Company’s recent historical financial results, and (c) a calculation of the present value of the debt-free cash flows on management’s projections, including an assumption for a terminal value (the “DCF Analysis”).  The DCF Analysis involves deriving the debt-free cash flows that the Company would generate assuming the projections developed by management are realized.  These cash flows and an estimated value of the Company at the end of the projected period (the “Terminal Value”) are discounted at the Company’s estimated post-Reorganization weighted average cost of capital (14%).  The financial projections utilized in the DCF analysis were developed by management and are based on estimates and assumptions, which include, but are not limited to, estimates and assumptions with respect to pricing by market, capital spending and working capital levels, and the development of a discount rate that is utilized to convert future projected cash flows to their estimated present value.  The estimated projections and assumptions, while considered reasonable by management, may not be realized and are inherently subject to uncertainties and contingencies, which could significantly affect the measurement of the Enterprise Value and the reorganization value.  Based on the above methodologies, the Enterprise Value was determined to be $633,000.

Under fresh start reporting, the estimated reorganization value has been allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”  Valuations performed by valuation specialists were required to determine the fair value of certain of the Company’s assets as presented below.

The consolidated balance sheet presented below gives effect to the Plan of Reorganization and the application of fresh start reporting at January 31, 2004.

	Predecessor January 31, 2004	Discharge of Debt and Exit Financing		Cancellation of Old Equity		Fresh Start Adjustments		Successor January 31, 2004
Assets
Cash and cash equivalents	$47,840	$(6,278	)(a)	$—		$—		$41,562
Trade accounts receivable	123,988	—		—		—		123,988
Inventory	13,989	—		—		425	(g)	14,414
Unamortized debt issuance costs	—	6,278	(b)	—		—		6,278
Prepaid expenses and other assets	40,854	—		—		386	(h)	41,240
Rental equipment	402,911	—		—		25,306	(i)	428,217
Property and equipment	35,050	—		—		9,330	(i)	44,380
Unamortized intangible assets	953	—		—		15,220	(j)	16,173
Total assets	$665,585	$—		$—		$50,667		$716,252

Liabilities
Liabilities not subject to compromise
Book overdraft	$16,167	$—		$—		$—		$16,167
Trade accounts payable	4,263	22,268	(c)	—		—		26,531
Accrued interest	184	—		—		—		184
Accrued expenses and other liabilities	38,866	—		—		—		38,866
New credit facility	—	481,172	(d)	—		—		481,172
Capital leases	1,501	—		—		—		1,501
Liabilities subject to compromise	896,399	(896,399	)(e)	—		—		—
Total liabilities	957,380	(392,959)		—		—		564,421

Stockholders’ equity (deficit):
Successor common stock	—	189	(e)	—		—		189
Predecessor common stock	241	—		(241	)(f)	—		—
Successor additional paid-in capital	—	151,642	(e)	—		—		151,642
Predecessor additional paid-in capital	123,887	—		(123,887	)(f)	—		—
Accumulated deficit	(398,233)	241,128	(e)	105,066	(f)	52,039	(k)	—
Predecessor treasury stock	(19,062)	—		19,062	(f)	—		—
Accumulated other comprehensive income	1,372	—		—		(1,372	)(k)	—
Total stockholders’ equity (deficit)	(291,795)	392,959		—		50,667		151,831
Total liabilities and stockholders’ equity (deficit)	$665,585	$—		$—		$50,667		$716,252

Adjustments reflected in the consolidated balance sheet above are as follows:

(a)          Represents payment of debt issuance costs for the New Credit Facility.

(b)         Represents recognition of debt issuance costs consisting of fees and expenses of the New Credit Facility.

(c)          Represents the accrual of liabilities upon emergence under the Plan of Reorganization related to priority, administrative and vendor claims.

(d)         Represents the proceeds under the New Credit Facility which were used to repay the existing indebtedness under the Old Credit Facility.

(e)          Represents the elimination of pre-petition liabilities discharged under the Plan of Reorganization as follows:

Liabilities subject to compromise	$896,399

Form of settlement:
Issuance of New Common Stock	(151,831)
Issuance of New Credit Facility	(481,172)
Amounts reclassified to accounts payable for certain estimated cure payments with respect to priority, administrative and vendor claims	(22,268)

Gain on discharge of debt	$241,128

(f)            Represents cancellation of Predecessor Company common stock under fresh start reporting.

(g)         Represents adjustment to reflect the Company’s estimated fair value of inventory held for sale to third parties under fresh start reporting.

(h)         Represents adjustment to reflect the increase in the fair value of capitalized software development costs under fresh start reporting based on the results of valuation procedures performed by valuation specialists.

(i)             Represents adjustment to reflect rental equipment and property and equipment at fair values under fresh start reporting based on the results of valuation procedures performed by valuation specialists.

(j)             Represents adjustment to reflect the fair value of identified intangible assets under fresh start reporting based on results of valuation procedures performed by valuation specialists.  See Note 6 for additional information.

(k)          Represents the elimination of pre-emergence equity accounts under fresh start reporting.

5.  Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	Successor	Predecessor
	March 31, 2004	December 31, 2003

Deposits	$34,927	$26,845
Prepaid expenses	5,881	6,260
Other assets	4,146	3,286
Other receivables	1,877	1,718
	$46,831	$38,109

Other assets consist primarily of unamortized software development costs.

6.  Intangible Assets

Intangible assets, net of accumulated amortization consist of the following:

	Successor	Predecessor
	March 31, 2004	December 31, 2003

Non-compete agreements	$7,536	$8,491
Customer relationships	10,927	—
Backlog	4,293	—
	$22,756	$8,491
Accumulated amortization	8,728	7,481
	$14,028	$1,010

Non-compete agreements and customer relationships are amortized on a straight-line basis over five years.  Backlog is amortized on a straight-line basis over one year.

7.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	Successor	Predecessor
	March 31, 2004	December 31, 2003

Accrued compensation and benefits	$10,166	$7,835
Accrued self-insurance liabilities	7,738	6,328
Accrued property and sales taxes	6,606	7,093
Accrued restructuring expenses	—	1,622
Other accrued expenses	20,681	13,863
	$45,191	$36,741

8.  Liabilities Subject to Compromise

Liabilities subject to compromise consisted of the following at December 31, 2003:

Accounts payable	$21,437
Accrued interest	15,448
Accrued expenses	6,299
Debt	757,150
Senior mandatorily redeemable preferred stock	97,046
$897,380

As a result of the Reorganization, no principal or interest payments were made on the Company’s Series B Notes and Series D Notes.  As a result, interest on the Series B Notes and the Series D Notes was not accrued or recorded after June 27, 2003.

9.  Debt and Liquidity

In connection with the Company’s emergence from bankruptcy on February 11, 2004, the Company entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility.  Proceeds under the New Credit Facility were used to repay the balance outstanding under the Old Credit Facility.  The Company has scheduled principal repayments quarterly on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility.  Scheduled principal payments are as follows:  $55,000 in 2004, $20,000 in 2005, $20,000 in 2006 and the balance is due upon expiration in 2007.  The average interest rate on the new credit facility is base rate plus 3% or LIBOR plus 4.25%.

The New Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) adjusted EBITDA levels, 2) fixed charge coverage ratios, 3) debt leverage ratios and 4) capital expenditure levels.  The credit facility also contains various other covenants that restrict the Company’s ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. The New Credit Facility is collateralized by substantially all of the Company’s assets.  The Company is currently in compliance with all covenants governing the New Credit Facility.

Prior to seeking protection in bankruptcy on June 27, 2003, the Company obtained Debtor-in-Possession financing which provided up to $30,000 of availability to the Company to fund operations during the bankruptcy period.  The financing required that the Company meet certain financial tests monthly during the period that the facility was in place.  The Company did not borrow any funds from this financing source during the period it was in place.

In 1998, the Company entered into a credit facility with various financial institutions (as amended, the “Old Credit Facility”). This provided for a secured credit facility, including a term loan of $100,000 and a revolving credit facility loan of $300,000.  During 1999, the Company amended its Credit Facility to increase the available borrowings from $400,000 up to a maximum amount of $750,000. In 2001, the Company amended its Credit Facility to decrease the maximum available borrowings to $650,000. In 2002, the Company amended its credit facility to decrease the maximum available borrowings to $550,000.

As of December 31, 2002, the Company was in default under the financial covenants governing the credit facility.  As of January 23, 2003, the Company and the lenders under the credit facility entered in a forbearance agreement with an initial expiration of March 14, 2003.  As of March 14, 2003, the Company and the lenders under the credit facility entered into a second forbearance agreement which extended the forbearance period until May 14, 2003, subject to earlier expiration upon the occurrence of certain circumstances.  This forbearance period was subsequently extended to June 15, 2003.

The Company also had $100,000 of Senior Subordinated Notes due 2004 (the “Series B Notes”) and $175,000 of Senior Subordinated Notes due 2004 (the  “Series D Notes”) outstanding prior to the Reorganization.  In accordance with the Plan of Reorganization, the holders of the Company’s Series B Notes and Series D Notes received 97.5% of the new common stock of the Company created upon emergence from bankruptcy.  The Company ceased accruing interest on the Series B Notes and the Series D Notes upon filing for bankruptcy protection.

The Company is a holding company with no independent operations, and the Company’s assets (excluding the intercompany receivables and common stock of its subsidiaries) are insignificant. All of the Company’s subsidiaries are directly or indirectly wholly-owned by the Company.  There are no restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan.  The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. In addition, the Company has pledged the stock of each of its subsidiaries as further security for the Company’s obligations under the New Credit Facility.

10.  Reorganization Expenses

Expenses incurred as a result of the Reorganization have been segregated from normal operations and are disclosed separately.  These expenses consist primarily of professional fees incurred for financial advisors, legal counsel and consultants during the Reorganization.  These professional fees were cash charges.

11.  Segment information

All operations are managed on a branch basis. The Company has two reporting segments: Traffic Safety and General Rental and Other. The General Rental and Other operations are primarily involved in the rental and sale of various types of lift and specialty equipment to construction, automotive and other industrial users. The Traffic Safety operations are primarily involved in the rental of traffic safety equipment and providing the related services to manage traffic flow during construction.  The Traffic Safety operations have different contractual, regulatory and capital requirements than the General Rental and Other operations. The accounting policies for these segments are the same as those described in Note 3.

The Company’s operations in Canada represent less than 2% of total revenues and total assets of the Company.  Due to the size of the Company’s Canadian operations, these operations are considered insignificant for separate geographical segment reporting.  The Company has no single customer that represents greater than 10% of the Company’s consolidated revenues. Identifiable assets are those used in the Company’s operations in each segment.  Inter-segment revenues are not material.

The following table presents financial information for the reporting segments:

	Traffic Safety	General Rental and Other	Consolidated
Two Months Ended March 31, 2004 (Successor):
Rental and service revenues	$8,985	$56,902	$65,887
New equipment sales	419	4,610	5,029
Rental equipment sales	2	6,238	6,240
Other revenues	556	2,350	2,906
Total revenues	9,962	70,100	80,062
Operating loss	(2,530)	(6,881)	(9,411)
Net loss	(2,489)	(12,164)	(14,653)
Identifiable assets	79,006	623,320	702,326
Depreciation and amortization	3,006	18,264	21,270
Capital expenditures	577	27,705	28,282
One Month Ended January 31, 2004 (Predecessor):
Rental and service revenues	$3,882	$29,186	$33,068
New equipment sales	42	3,276	3,318
Rental equipment sales	30	2,090	2,120
Other revenues	253	1,171	1,424
Total revenues	4,207	35,723	39,930
Operating income (loss) (a)	(1,600)	48,476	46,876
Net income (loss) (b)	(1,574)	287,029	285,455
Identifiable assets	82,785	633,467	716,252
Depreciation and amortization	910	8,086	8,996
Capital expenditures	629	4,552	5,181
Three Months Ended March 31, 2003 (Predecessor):
Rental and service revenues	$14,977	$91,635	$106,612
New equipment sales	459	8,331	8,790
Rental equipment sales	18	8,327	8,345
Other revenues	751	5,120	5,871
Total revenues	16,205	113,413	129,618
Operating loss	(3,206)	(3,883)	(7,089)
Net loss	(3,178)	(26,436)	(29,614)
Identifiable assets	101,741	719,776	821,517
Depreciation and amortization	3,035	25,145	28,180
Capital expenditures	1,402	7,598	9,000

(a)          Includes $50,667 of fresh start accounting adjustments.

(b)         Includes $50,667 of fresh start accounting adjustments and a $241,128 gain on the discharge of debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Annual Report on Form 10-K of National Equipment Services, Inc. (the “Predecessor Company”) for the year-ended December 31, 2003 as filed with the Securities and Exchange Commission and other information included herein. All dollar amounts are in thousands.

General

The Predecessor Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of general and specialty equipment to industrial and construction end-users. Since inception, the Predecessor Company acquired 42 businesses in separate transactions. All acquisitions were accounted for using the purchase method of accounting. The results of operations of the businesses acquired are included in the financial statements only from their respective dates of acquisition.

On February 11, 2004, the Predecessor Company merged into NES Rentals, Inc.  NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc.  NES Rentals, Inc. is a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of the newly formed NES Rentals Holdings, Inc. (the “Company”), which is the successor to National Equipment Services, Inc.  The Company is the new public company parent of National Equipment Services, Inc.

The Company derives its revenues from four sources: 1) equipment rental and service, 2) new equipment sales, 3) rental equipment sales and 4) sales of complementary parts and merchandise. The Company’s primary source of revenue is the rental and service of equipment to industrial and construction end-users. The growth of rental revenues depends on several factors, including demand for rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Revenues generated from the sale of new equipment are affected by price and general economic conditions. Revenues generated from the sale of used rental equipment are affected by price, general economic conditions and the Company’s fleet management program. Revenues from the sale of complementary parts and services are primarily affected by equipment rental and sales volume.

Cost of revenues consists primarily of rental equipment depreciation, the cost of rental and service revenue, the cost of new equipment, the net book value of rental equipment sold and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, the Company uses a range of periods from one to fifteen years over which it depreciates its equipment on a straight-line basis.

Reorganization

On June 27, 2003, National Equipment Services, Inc. and its U.S. subsidiaries (collectively, the “Debtors”) filed for voluntary reorganization under Chapter 11 (the “Reorganization”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the Northern District of Illinois (“Bankruptcy Court”).  The Canadian subsidiary, which represents less than 2% of total revenues and total assets, was not included in the petition.  Due to the size of the Canadian subsidiary, the consolidated financial statements of the Predecessor Company presented herein are essentially equivalent to the consolidated financial statements of the Debtors.

The initial joint plan of reorganization was filed on October 17, 2003.  On January 23, 2004, the Debtors filed a fourth amended joint plan of reorganization (the “Plan of Reorganization”), which received the requisite support from the creditors authorized to vote thereon.  The Plan of Reorganization was confirmed by the Bankruptcy Court on January 23, 2004, and the Debtors emerged from bankruptcy on February 11, 2004 (the “Effective Date”).

On the Effective Date, the Company entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility.  There are quarterly scheduled principal repayments on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility.

From June 27, 2003 through February 11, 2004, the Debtors continued to operate as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code.  Shortly after filing for bankruptcy, the Debtors began notifying all known or potential creditors for the purposes of identifying all pre-petition claims against the Debtors.  Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against the property of the Debtors were stayed.  As a result, the creditors of the Debtors were precluded from collecting pre-petition debts without the approval of the Bankruptcy Court.  Certain pre-petition liabilities were paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees and insurance costs.

The Predecessor Company obtained Debtor-in-Possession financing which provided up to $30,000 of availability to fund operations during the bankruptcy period.  The Debtors did not borrow any funds from this financing source during the period it was in place.

The Plan of Reorganization provides for the cancellation of all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Predecessor Company (the “Old Common Stock”), all of the issued and outstanding shares of preferred stock of the Predecessor Company, and all other outstanding securities of the Predecessor Company, including common stock options as of the Effective Date.

In accordance with the Plan of Reorganization, (i) holders of general unsecured claims, including the holders of the Company’s Senior Subordinated Notes due 2004, Series B (the “Series B Notes”) and Senior Subordinated Notes due 2004, Series D (the “Series D Notes”), received 97.5% of the New Common Stock of the Company, (ii) the holders of the Company’s preferred stock received 2.0% of the New Common Stock of the Company, and (iii) the holders of the Company’s Old Common Stock received 0.5% of the New Common Stock of the Company.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires our management to make estimates and general assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 3 to our consolidated financial statements, as presented in the Annual Report on Form 10-K of the Predecessor Company for the year ended December 31, 2003. Of these accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Allowance for Doubtful Accounts

At March 31, 2004, we had an allowance for doubtful accounts totaling $5,693, which we have established in the event that we are unable to collect certain receivables. This allowance represents our estimate of the total receivables recorded as of March 31, 2004 that we will be unable to collect based on historical collection experience. Future general events, such as changes in the economy, and specific events, such as changes in the economic condition of our customers, could significantly impact our ability to collect on these receivables, and therefore, cause us to change our allowance estimate.

Useful Lives of Rental Equipment and Property and Equipment

At March 31, 2004, we had $434,483 of net rental equipment and $38,756 of net property and equipment recorded on our balance sheet. Rental equipment is depreciated using the straight-line method over one to fifteen years. Property and equipment is depreciated over three to thirty years, depending on the type of asset. Our depreciable lives are based on our estimates of the useful lives of the respective assets over which they will generate revenues. These estimates may require adjustment based on changing circumstances in the marketplace. Changes to these estimates could result in our having to recognize an increase to or decrease in depreciation expense.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we test long-lived assets or asset groups for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group.  If this comparison indicates that an impairment exists, the amount of the impairment is measured by comparing the carrying value to the fair market value of the asset.

Valuation Allowance on Net Deferred Tax Assets

At March 31, 2004, we provided a full valuation allowance on our net deferred tax assets.  Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carry-forwards expire.  We must assess the likelihood that our net deferred tax assets will be recovered in the future.  Because of our history of operating losses, we have established a full valuation allowance.

Results of Operations

The Company’s financial performance has been negatively affected recently due to lower activity levels in the economy, a slowdown in non-residential construction, competitive pricing pressure due to over-capacity of rental equipment in the industry and lower demand.  Additionally, the Company’s Reorganization has generated concern among the Company’s customers and vendors and disrupted business.

The resulting decrease in earnings negatively impacted the Company’s cash flows from operations during this period, limiting the Company’s ability to invest in its rental fleet.  Management initiated several actions in response to these circumstances, including actions to reduce its operating expenses through personnel reductions and consolidation of branch and support operations, as well as asset sales to reduce its debt.  Although these actions reduced debt levels by more than $100,000 in 2002 and 2003, the Company’s liquidity has remained strained.

Over the last two years, the Company closed and consolidated branch locations and centralized administrative functions in an effort to reduce costs.  For several months leading to the bankruptcy filing in June 2003, the Company entered into a series of discussions with its debt and equity holders to evaluate various restructuring alternatives.  It was determined that it was in the best interest of the Company’s creditors and other constituents to seek protection through voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code.  As a result of defaults under its credit facilities, the Company operated with limited capital resources due to its inability to borrow under its senior credit facility until its emergence from bankruptcy on February 11, 2004.

Three Months Ended March 31, 2004, Compared with the Three Months Ended March 31, 2003

The following table shows information derived from the historical consolidated statements of operations as a percentage of total revenues.

	Successor	Predecessor
	Two Months Ended March 31, 2004	One Month Ended January 31, 2004	Three Months Ended March 31, 2003

Rental and service revenues	82.3%	82.8%	82.3%
New equipment sales	6.3	8.3	6.8
Rental equipment sales	7.8	5.3	6.4
Other revenues	3.6	3.6	4.5
Total revenues	100.0	100.0	100.0
Cost of revenues	81.5	78.2	76.9
Gross margin	18.5	21.8	23.1
Selling, general and administrative expenses	26.0	24.2	27.1
Reorganization expenses	—	4.9	—
Fresh start accounting adjustments	—	(126.9)	—
Non-rental depreciation and amortization	4.3	2.1	1.5
Operating income (loss)	(11.8)	117.5	(5.5)
Other income, net	0.2	0.2	0.1
Gain on discharge of debt	—	603.9	—
Interest expense, net	6.7	6.6	17.5
Income (loss) before income taxes	(18.3)	715.0	(22.9)
Income tax expense	—	—	—
Net income (loss)	(18.3)%	715.0%	(22.9)%

As a result of the application of fresh start reporting on January 31, 2004, and in accordance with SOP 90-7, the post-emergence financial results for the two months ended March 31, 2004 are presented as the results of the “Successor” and the pre-emergence financial results for the month ended January 31, 2004 are presented as the results of the “Predecessor”.  Comparative financial statements do not straddle the emergence date because in effect the Successor represents a new entity.  As a result of applying fresh start reporting, the Successor has increased depreciation and amortization expense in comparison to the Predecessor.

For purposes of discussion herein, the results of operations for the Predecessor for the month ended January 31, 2004 and the results of operations for the Successor for the two months ended March 31, 2004 are combined.

Revenues

Total revenues decreased to $119,992 for the three months ended March 31, 2004 from $129,618 for the three months ended March 31, 2003.  Rental and service revenues declined 7% to $98,955 for the three months ended March 31, 2004 from $106,612 for the same period in 2003.  This decrease is primarily the result of continued pressure on rental rates, as well as a reduction in the Company’s fleet size as compared to the same period in the prior year.  New equipment sales were down slightly from the prior year’s levels, and rental equipment sales of $8,360 were consistent with 2003.   Other revenues were down $1,541 on lower sales of parts year-over-year.

Revenues were down in both of the Company’s operating segments.  Total revenues within the General Rental and Other segment were down, decreasing to $105,823 for the three months ended March 31, 2004 from $113,413 for the three months ended March 31, 2003.  Rental and service revenues decreased $5,547.  Total revenues within the Company’s Traffic Safety operations also declined $2,036 to $14,169 for the first quarter of 2004, as compared to $16,205 during the same period in 2003.  Decreases in state funding are contributing to increased competition within this segment.

Gross Profit

Gross profit decreased to $23,552 for the three months ended March 31, 2004 from $29,917 for the three months ended March 31, 2003.  Gross margins declined to 20% from 23% as a result of the shift in revenue from higher-margin rental and service activity to the lower margin equipment sales.  Gross profit within the Traffic Safety operations decreased to $(494) for the three months ended March 31, 2004 from $562 for the three months ended March 31, 2003.  Decreased state funding of highway and road construction projects resulted in more competitive bidding for projects during the first quarter of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $30,495 for the three months ended March 31, 2004 from $35,073 for the three months ended March 31, 2003.  Selling, general and administrative expenses for the General Rental and Other operations were down $4,405 to $27,173 for the three months ended March 31, 2004 as compared to $31,578 for the three months ended March 31, 2003.  This decrease is partially attributable to the cost savings achieved in conjunction with the Company’s back office consolidation initiative.  Selling, general and administrative expenses for the Traffic Safety operations have remained a relatively consistent $3,322 for the three months ended March 31, 2004 and $3,495 for the three months ended March 31, 2003.

Reorganization Expenses

The Company incurred $1,973 of charges related to the reorganization during the month of January 2004.  These expenses related primarily to professional fees incurred and the payment of retention bonuses to key members of management in accordance with a court-approved program.

Non-rental Depreciation and Amortization

Non-rental depreciation and amortization increased to $4,286 for the first quarter of 2004 as compared to $1,933 for the same period in 2003.  This increase is the result of amortization of the intangible assets identified in conjunction with the application of fresh start reporting.

Interest Expense, Net

Interest expense, net, decreased to $8,049 for the three months ended March 31, 2004 from $22,647 for the three months ended March 31, 2003.  This decrease is the result of a lower average debt balance during the first quarter of 2004 as compared to the same period in 2003 as the Company’s Senior Subordinated Notes, Series B and Series D were converted to equity upon the emergence of bankruptcy.  In addition, the Company incurred interest expense in conjunction with an interest rate swap arrangement during the first quarter of 2003.  This arrangement expired in April 2003.

Liquidity, Financial Condition and Capital Resources

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company is unable to continue as a going concern.  The Company’s history of significant losses and the Reorganization discussed herein raise substantial doubt about the Company’s ability to continue as a going concern.  Continuing as a going concern is dependent upon, among other things, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations.  The Company continuously considers alternatives to provide other sources of cash flow outside of ordinary operations.  These alternatives include refinancing, fleet sales and other asset dispositions.

The Company’s primary capital requirements are for purchasing new rental equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $31,657 and $6,560 in the first quarter of 2004 and 2003, respectively. The Company’s principal sources of cash are cash generated from operations and borrowings available under its credit facility.  In the last two years, however, as a result of the Company’s financial position, the Company has had limited capital available for capital expenditures due to more immediate funding requirements associated with debt service, insurance bonds and performance deposits.

For the three months ended March 31, 2004 and 2003, the Company’s net cash provided by (used in) operations was $17,366 and $(7,157), respectively.  The use of cash in 2003 relates primarily to a reduction in trade accounts payable due to timing of payments.  For the three months ended March 31, 2004 and 2003, the Company’s net cash used in investing activities was $20,727 and $126, respectively.  Net cash used in investing activities consists primarily of purchases of rental equipment and property and equipment.  For the three months ended March 31, 2004 and 2003, the Company’s net cash used in financing activities was $21,788 and $789, respectively. Net cash used in financing activities consists primarily of repayments under the Company’s credit facility.

In connection with the Company’s emergence from Chapter 11, the Company entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility, subject to availability based on certain financial tests that include a borrowing base.  The borrowing base is determined by the Company’s eligible inventory, accounts receivable and rental equipment and is recomputed monthly.  In the event that the book value of the Company’s inventory or accounts receivable or the appraised value of the Company’s rental equipment declines without a corresponding increase in one of the other categories, the available borrowing base will be temporarily reduced accordingly.

The New Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) adjusted EBITDA levels, 2) fixed charge coverage ratios, 3) debt leverage ratios and 4) capital expenditure levels.  The credit facility also contains various other covenants that restrict the Company’s ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied.

Factors That May Influence Future Results

Reorganization

The Company’s Reorganization generated concern among the Company’s customers and suppliers and disrupted business for a period of time.  Disclosure of the terms of the Company’s Plan of Reorganization to employees, customers and vendors, as well as the subsequent emergence from bankruptcy protection in February 2004, have reduced the distractions caused by the Reorganization.  However, the ultimate impact of the Reorganization on future results is not known.

Economic Conditions

Our end-users consist of construction and industrial customers.  Changes in these markets may lead to increased or decreased demand for our equipment and services.  Recent declines in the non-residential construction industry, as well as reduced funding at the federal and state levels on infrastructure, have adversely affected our results of operations.  The future impact of changes in these markets on the Company’s operations is uncertain.

Seasonality

The Company’s revenues and operating results fluctuate significantly from quarter to quarter due to the seasonal nature of the markets in which the Company operates.  The Company’s presence both in the traffic safety and control industry and in the general rental market in the Northeast and Midwest are both highly seasonal in nature, with activity tending to be lower in the winter as compared to the spring and summer.

Indebtedness

The Company’s substantial indebtedness could adversely affect the Company’s operations in the future in one or more of the following ways:

•                                          Significant cash required for debt service could limit the Company’s ability to invest in its rental fleet and grow operations,

•                                          Increases in interest rates could result in increased interest expense and increased cash for debt service,

•                                          The Company’s ability to obtain additional financing could be limited as essentially all of the assets of the Company secure the existing indebtedness and

•                                          Failure to comply with covenants associated with the existing indebtedness could result in the creditors’ ability to require repayment of outstanding indebtedness.

Competition

The equipment rental industry is highly fragmented and competitive.  Numerous competitors serve many of the markets in which the Company operates.  These competitors range from national and multi-regional operators to small, independent businesses with a limited number of locations.  Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery time and price.  Recent economic pressures have reduced market demand and forced industry participants to lower rental rates, adversely impacting the Company’s results of operations.  The future impact of potential continued economic declines is unknown.

Legal Proceedings

From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business.  Although the Company does not believe that an adverse ruling in any of these proceedings would have a material adverse impact on the Company’s results of operations, the Company’s ultimate legal and financial liability resulting from any of these proceedings cannot be estimated with certainty.

Environmental

The Company’s facilities are subject to federal, state and local environmental requirements relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances.  Based on environmental assessments conducted in connection with the Company’s acquisitions, the Company believes that its facilities are in substantial compliance with environmental requirements, and that the Company has no material liabilities arising under environmental requirements.  However, some risk of environmental liability is inherent in the nature of the Company’s business, and in the future the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The New Credit Facility consists of $285 million of term loan facilities and a $205 million revolving credit facility, subject to availability based on certain financial tests that include a borrowing base.  Borrowings under the credit facility bear interest, at the Company’s option, at a specified base rate or LIBOR rate plus the applicable borrowing margin. At May 10, 2004, the Company had total borrowings under the credit facility of $461 million. Each 100 basis point increase in interest rates on the variable rate debt would decrease annual pretax earnings by approximately $4.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - After evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of March 31, 2004 (the “Evaluation Date”), the Company’s chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in internal controls – The Company has taken steps to strengthen its control and operating environment, information systems and procedures, including the establishment of Company wide policies, procedures and internal control standards and the establishment of a consolidated service center to centralize transaction processing, accounting and reporting functions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the Company’s announcement in April 2002 that it was restating its prior period financial statements through the filing of its 2002 Annual Report on Form 10-K, the Company received a notice of inquiry from the SEC relating to the Company’s restated financial statements.  Following a review of the Company’s response to the notice of inquiry, the SEC commenced an informal investigation into this matter.  The informal investigation included the production of relevant documents and the taking of testimony from certain current and former Company employees.  The Company was informed that the SEC also commenced an investigation with respect to three individuals (two former NES employees no longer associated with the Company and one current NES employee).

On April 10, 2003, the Company was informed by the staff of the SEC, through receipt of a “Wells Notice,” that the SEC intended to recommend that the Commission institute a cease-and-desist proceeding against the Company, alleging that NES violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 12b-20, 13a-1, and 13a-13.  Prior to and during the investigation, the Company had voluntarily upgraded and reinforced significant portions of its financial controls functions.  The Company fully cooperated with the Commission throughout the investigation.

In August 2003, the Company offered to settle the SEC investigation (the “Offer”) by agreeing to certain reporting violations of the Exchange Act and by agreeing to consent to the entry of an administrative Cease-and-Desist Order (the “Order”).  While the Commission has not indicated at this time that it intends to seek a civil monetary penalty against the Company, the Commission has the statutory authority to seek a civil penalty of up to $500,000 for each violation of the Exchange Act committed by the Company.  As of the date hereof, the SEC has not taken any formal action on the Offer or the Order.  The Company is continuing its efforts to resolve this matter with the SEC.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On April 6, 2004, the existing directors of the Company elected seven new directors.  The new directors elected were Mr. Douglas Ball, Mr. Scott Meadow, Mr. John Neafsey, Mr. Walter Schuetze, Mr. Michael Scott, Mr. Michael Watchorn and Mr. Barry Uber.  Messrs. Meyercord and Booth resigned from the Board of Directors following the election of the new directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

See Index of Exhibits on page 23.  The Company did not file any Current Reports on Form 8-K.  National Equipment Services, Inc. filed a Current Report on Form 8-K on February 18, 2004 to announce its emergence from bankruptcy.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2004.

NATIONAL EQUIPMENT SERVICES, INC.

	By:	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan
Chief Financial Officer
Form 10-Q: For the quarter ended March 31, 2004.

INDEX OF EXHIBITS

Exhibit Number	Description of Document

11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002