Form 10-Q
period 2004-06-30
NES RENTALS HOLDINGS INC
filed 2004-08-12
CIK 1280191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1280191

NES Rentals Holdings, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	20-0664255
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 18,931,000 shares of Common Stock ($.01 par value) outstanding as of August 4, 2004.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended

June 30, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors

NES Rentals Holdings, Inc.:

We have reviewed the consolidated balance sheet of NES Rentals Holdings, Inc. and subsidiaries (the Company or the Successor) as of June 30, 2004, the related consolidated statements of operations for the three- and five-month periods ended June 30, 2004 and the related consolidated statement of cash flows for the five-month period ended June 30, 2004 and the related consolidated statements of operations and cash flows of National Equipment Services, Inc. (the Predecessor) for the one-month period ended January 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Predecessor and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

(signed) KPMG LLP

Chicago, IL
August 12, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Successor	Predecessor
	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$8,597	$50,251
Trade accounts receivable, net of allowance for doubtful accounts of $5,175 and $5,689, respectively	130,955	126,775
Inventory, net	16,612	13,928
Prepaid expenses and other assets	46,230	38,109
Rental equipment, net	424,873	407,362
Property and equipment, net	38,061	35,728
Unamortized debt issuance costs	5,631	—
Unamortized intangible assets	12,484	1,010
Total assets	$683,443	$673,163
Liabilities
Liabilities not subject to compromise:
Book overdraft (checks yet to clear)	$9,194	$17,487
Trade accounts payable	43,673	4,846
Accrued expenses and other liabilities	45,981	36,915
Debt	458,674	1,714
Liabilities subject to compromise	—	897,380
Total liabilities	557,522	958,342
Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Successor common stock, $0.01 par, 25,000 shares authorized; 18,931 shares issued, 18,931 shares outstanding	189	—
Predecessor common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued, 21,151 shares outstanding	—	241
Successor additional paid-in capital	151,642	—
Predecessor additional paid-in capital	—	123,887
Accumulated deficit	(25,596)	(391,896)
Predecessor treasury stock at cost, 3,019 shares	—	(19,062)
Accumulated other comprehensive income (loss)	(314)	1,651
Total stockholders’ equity (deficit)	125,921	(285,179)
Total liabilities and stockholders’ equity (deficit)	$683,443	$673,163

See accompanying notes to consolidated financial statements.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Successor	Predecessor	Successor	Predecessor
	For the three months ended June 30, 2004	For the three months ended June 30, 2003	For the five months ended June 30, 2004	For the one month ended January 31, 2004	For the six months ended June 30, 2003

Revenues
Rental and service revenues	$123,308	$126,692	$189,195	$33,068	$233,304
New equipment sales	7,820	9,722	12,849	3,318	18,512
Rental equipment sales	10,736	9,125	16,976	2,120	17,470
Other revenues	5,515	5,052	8,421	1,424	10,923
Total revenues	147,379	150,591	227,441	39,930	280,209
Cost of revenues
Cost of rental and service revenues	64,813	65,093	100,810	17,454	119,985
Rental equipment depreciation	32,179	27,308	50,021	8,138	53,554
Cost of new equipment sales	6,310	8,407	10,362	2,802	15,881
Cost of rental equipment sales	7,753	6,578	12,162	1,328	12,015
Other operating expenses	5,278	5,471	8,198	1,498	11,123
Total cost of revenues	116,333	112,857	181,553	31,220	212,558

Gross profit	31,046	37,734	45,888	8,710	67,651
Selling, general and administrative expenses	30,518	36,919	51,343	9,670	71,992
Reorganization expenses	—	—	—	1,973	—
Fresh start accounting adjustments	—	—	—	(50,667)	—
Goodwill impairment	—	138,115	—	—	138,115
Non-rental depreciation and amortization	4,479	1,519	7,907	858	3,452
Operating (loss) income	(3,951)	(138,819)	(13,362)	46,876	(145,908)
Other (expense) income, net	(44)	277	134	80	399
Gain on discharge of debt	—	—	—	241,128	—
Interest expense, net (contractual interest of $4,921 for the one month ended January 31, 2004)	6,948	19,820	12,368	2,629	42,467
(Loss) income from continuing operations before income taxes	(10,943)	(158,362)	(25,596)	285,455	(187,976)
Income tax expense	—	—	—	—	—
(Loss) income from continuing operations	(10,943)	(158,362)	(25,596)	285,455	(187,976)
Loss from discontinued operations, net of tax	—	(518)	—	—	(518)
Net (loss) income	(10,943)	(158,880)	(25,596)	285,455	(188,494)
Other comprehensive (loss) income	(258)	1,933	(314)	(279)	5,838
Comprehensive (loss) income	$(11,201)	$(156,947)	$(25,910)	$285,176	$(182,656)

Basic loss per common share	$(0.58)		$(1.35)
Diluted loss per common share	$(0.58)		$(1.35)
Weighted average shares outstanding:
Basic calculation	18,931		18,931
Diluted calculation	18,931		18,931

See accompanying notes to consolidated financial statements.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Successor	Predecessor
	For the five months ended June 30, 2004	For the one month ended January 31, 2004	For the six months ended June 30, 2003

Cash flows from operating activities:
Net (loss) income	$(25,596)	$285,455	$(188,494)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57,928	8,996	57,006
Goodwill impairment	—	—	138,115
Amortization of debt issuance costs and debt discount	733	—	5,035
Gain on sale of equipment	(4,926)	(861)	(5,620)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,967)	2,787	(8,131)
Inventory	(2,198)	(61)	1,600
Prepaid expenses and other assets	(4,990)	(2,745)	(8,967)
Trade accounts payable	18,127	(583)	(4,500)
Accrued expenses and other liabilities	5,627	1,857	13,536
Chapter 11 items:
Fresh start accounting adjustments	—	(50,667)	—
Gain on debt discharge	—	(241,128)	—
Net cash flows provided by (used in) operating activities	37,738	3,050	(420)

Cash flows from investing activities:
Purchases of rental equipment	(53,382)	(4,362)	(17,878)
Proceeds from sale of rental equipment	16,976	2,120	17,470
Purchases of property and equipment	(7,651)	(819)	(3,910)
Proceeds from sale of property and equipment	4,412	111	1,156
Net cash flows used in investing activities	(39,645)	(2,950)	(3,162)

Cash flows from financing activities:
Proceeds from debt	—	481,172	—
Payments on debt	(8,829)	(482,363)	(550)
Net payments under revolving credit facility	(15,170)	—	(475)
Payments of debt issuance costs	(86)	(6,278)	—
(Decrease) increase in book overdraft (checks yet to clear)	(6,973)	(1,320)	9,115
Net cash (used in) provided by financing activities	(31,058)	(8,789)	8,090
Net (decrease) increase in cash and cash equivalents	(32,965)	(8,689)	4,508
Cash and cash equivalents at beginning of period	41,562	50,251	15,184
Cash and cash equivalents at end of period	$8,597	$41,562	$19,692

Supplemental Cash Flow Information:
Cash paid for interest	$10,323	$2,663	$26,043
Cash paid for income taxes	116	49	502

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

The Plan of Reorganization provided for the cancellation of all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Predecessor Company (the “Old Common Stock”), all of the issued and outstanding shares of preferred stock of the Predecessor Company, and all other outstanding securities of the Predecessor Company, including common stock options as of the Effective Date.

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

3.  Basis of Presentation

As a result of the Company’s Reorganization as described in Note 2, the Company has applied fresh start reporting pursuant to the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) as of January 31, 2004.  As a result of the application of fresh start reporting on January 31, 2004, the post-emergence financial results of the Company for the three- and five-month periods ended June 30, 2004 are presented as the results of the “Successor” and the pre-emergence financial results for the month ended January 31, 2004 and the three- and six-month periods ended June 30, 2003 are presented as the results of the “Predecessor.”  Per share and share information for the Predecessor Company for all periods presented herein have been omitted as such information is deemed to be not meaningful.  Refer to Note 4 for further discussion regarding the application of fresh start reporting.

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

Book overdraft (checks yet to clear) — The book overdraft consists of checks issued but not yet presented to banks for payment.

Change in estimate — In conjunction with the application of fresh start accounting in the first quarter (see Note 4), certain depreciable assets were revalued.  In the second quarter, the Company reassessed the depreciable lives of these assets and determined that the useful lives should be decreased.  The impact was to increase depreciation expense for the three- and five-month periods ended June 30, 2004 by approximately $4,700.

Comprehensive Income (Loss) — Unrealized foreign currency translation gains (losses) are included in other comprehensive income (loss) for the periods presented herein.  In addition, the change in the fair value of a derivative instrument of $1,257 and $4,609 was included in the other comprehensive income for the three- and six-month periods ended June 30, 2003, respectively.

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

Adjustments reflected in the consolidated balance sheet are as follows:

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

(k)          Represents the elimination of pre-emergence equity accounts under fresh start reporting.

5.  Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	Successor	Predecessor
	June 30, 2004	December 31, 2003

Deposits	$35,712	$26,845
Prepaid expenses	8,527	6,260
Other assets	—	3,286
Other receivables	1,991	1,718
	$46,230	$38,109

Deposits consist primarily of cash collateral related to insurance and performance bonding requirements.  Other assets at December 31, 2003 consist primarily of unamortized software development costs.  These assets were transferred into service during 2004 and are now reflected in property and equipment.

6.  Intangible Assets

Intangible assets, net of accumulated amortization consist of the following:

	Successor	Predecessor
	June 30, 2004	December 31, 2003

Non-compete agreements	$7,536	$8,491
Customer relationships	10,927	—
Backlog	4,293	—
	$22,756	$8,491
Accumulated amortization	10,272	7,481
	$12,484	$1,010

Non-compete agreements and customer relationships are amortized on a straight-line basis over five years.  Backlog is amortized on a straight-line basis over one year.

7.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	Successor	Predecessor
	June 30, 2004	December 31, 2003

Accrued compensation and benefits	$7,469	$7,835
Accrued self-insurance liabilities	8,377	6,328
Accrued property and sales taxes	7,481	7,093
Accrued restructuring expenses	—	1,622
Accrued payables	12,432	6,017
Other accrued expenses	10,222	8,020
	$45,981	$36,915

8.  Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following as of December 31, 2003:

Accounts payable	$21,437
Accrued interest	15,448
Accrued expenses	6,299
Debt	757,150
Senior mandatorily redeemable preferred stock	97,046
$897,380

As a result of the Reorganization, no principal or interest payments were made after November 2002 on the Company’s Series B Notes and Series D Notes.  As a result, interest on the Series B Notes and the Series D Notes was not accrued or recorded after June 27, 2003.

9.  Debt and Liquidity

In connection with the Company’s emergence from bankruptcy on February 11, 2004, the Company entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility.  Proceeds under the New Credit Facility were used to repay the balance outstanding under the Old Credit Facility.  The Company has scheduled principal repayments quarterly on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility.  Scheduled principal payments are as follows:  $55,000 in 2004, $20,000 in 2005, $20,000 in 2006 and the balance is due upon expiration in 2007.  As of June 30, 2004, the Company has remitted $7,500 of the scheduled principal payments due in 2004.  The average interest rate on the new credit facility is base rate plus 3% or LIBOR plus 4.25%.

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

The Company is a holding company with no independent operations, and the Company’s assets (excluding the intercompany receivables and common stock of its subsidiaries) are insignificant. All of the Company’s subsidiaries are directly or indirectly wholly owned by the Company.  There are no restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan.  The separate financial statements of each of these wholly owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. In addition, the Company has pledged the stock of each of its subsidiaries as further security for the Company’s obligations under the New Credit Facility.

10.  Reorganization Expenses

Expenses incurred as a result of the Reorganization have been segregated from normal operations and are disclosed separately.  These expenses consist primarily of professional fees incurred for financial advisors, legal counsel and consultants during the Reorganization.  These professional fees were cash charges.

11.  Segment information

All operations are managed on a branch basis. The Company has two reporting segments: General Rental and Other and Traffic Safety. The General Rental and Other operations are primarily involved in the rental and sale of various types of lift and specialty equipment to construction, automotive and other industrial users. The Traffic Safety operations are primarily involved in the rental of traffic safety equipment and providing the related services to manage traffic flow during construction.  The Traffic Safety operations have different contractual, regulatory and capital requirements than the General Rental and Other operations. The accounting policies for these segments are the same as those described in Note 3.

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

The following table presents financial information for the reporting segments:

	General Rental and Other	Traffic Safety	Consolidated
Three Months Ended June 30, 2004 (Successor):
Rental and service revenues	$94,439	$28,869	$123,308
New equipment sales	6,546	1,274	7,820
Rental equipment sales	10,713	23	10,736
Other revenues	3,413	2,102	5,515
Total revenues	115,111	32,268	147,379
Operating loss	(3,133)	(818)	(3,951)
Net loss	(10,180)	(763)	(10,943)
Identifiable assets	592,600	90,843	683,443
Depreciation and amortization	30,185	6,473	36,658
Capital expenditures	27,605	5,146	32,751
Three Months Ended June 30, 2003 (Predecessor):
Rental and service revenues	$98,735	$27,957	$126,692
New equipment sales	8,253	1,469	9,722
Rental equipment sales	9,069	56	9,125
Other revenues	4,635	417	5,052
Total revenues	120,692	29,899	150,591
Operating loss (a)	(102,434)	(36,385)	(138,819)
Net loss (a)	(122,603)	(36,277)	(158,880)
Identifiable assets	618,767	72,885	691,652
Goodwill impairment	98,471	39,644	138,115
Depreciation and amortization	25,878	2,949	28,827
Capital expenditures	10,320	2,468	12,788
Five Months Ended June 30, 2004 (Successor):
Rental and service revenues	$151,341	$37,854	$189,195
New equipment sales	11,156	1,693	12,849
Rental equipment sales	16,951	25	16,976
Other revenues	5,763	2,658	8,421
Total revenues	185,211	42,230	227,441
Operating loss	(8,857)	(4,505)	(13,362)
Net loss	(21,187)	(4,409)	(25,596)
Identifiable assets	592,600	90,843	683,443
Depreciation and amortization	48,449	9,479	57,928
Capital expenditures	55,310	5,723	61,033
One Month Ended January 31, 2004 (Predecessor):
Rental and service revenues	$29,186	$3,882	$33,068
New equipment sales	3,276	42	3,318
Rental equipment sales	2,090	30	2,120
Other revenues	1,171	253	1,424
Total revenues	35,723	4,207	39,930
Operating income (loss) (b)	48,476	(1,600)	46,876
Net income (loss) (c)	287,029	(1,574)	285,455
Identifiable assets	633,467	82,785	716,252
Depreciation and amortization	8,086	910	8,996
Capital expenditures	4,552	629	5,181
Six Months Ended June 30, 2003 (Predecessor):
Rental and service revenues	$190,370	$42,934	$233,304
New equipment sales	16,584	1,928	18,512
Rental equipment sales	17,396	74	17,470
Other revenues	9,755	1,168	10,923
Total revenues	234,105	46,104	280,209
Operating loss (a)	(106,318)	(39,590)	(145,908)
Net loss (a)	(149,039)	(39,455)	(188,494)
Identifiable assets	618,767	72,885	691,652
Goodwill impairment	98,471	39,644	138,115
Depreciation and amortization	51,023	5,983	57,006
Capital expenditures	17,919	3,869	21,788

(a)          Includes goodwill impairment charges of $39,644 and $98,471 for Traffic Safety and General Rental and Other operations, respectively.

(b)         Includes $50,667 of fresh start accounting adjustments.

(c)          Includes $50,667 of fresh start accounting adjustments and a $241,128 gain on the discharge of debt.

12.  Recent Developments

The Company is currently in discussions with financial institutions to refinance its New Credit Facility.  Although the discussions are underway, there can be no assurance that the refinancing will occur.

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

Reorganization

On June 27, 2003, the Predecessor and its U.S. subsidiaries (collectively, the “Debtors”) filed for voluntary reorganization under Chapter 11 (the “Reorganization”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the Northern District of Illinois (“Bankruptcy Court”).  The Canadian subsidiary, which represents less than 2% of total revenues and total assets, was not included in the petition.  Due to the size of the Canadian subsidiary, the consolidated financial statements of the Predecessor Company presented herein are essentially equivalent to the consolidated financial statements of the Debtors.

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

The Plan of Reorganization provided for the cancellation of all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Predecessor Company (the “Old Common Stock”), all of the issued and outstanding shares of preferred stock of the Predecessor Company, and all other outstanding securities of the Predecessor Company, including common stock options as of the Effective Date.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires our management to make estimates and general assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 3 to our consolidated financial statements, as presented in the Annual Report on Form 10-K of the Predecessor Company for the year ended December 31, 2003. Of these accounting policies, we believe the following may involve a significant degree of judgment and complexity.

Allowance for Doubtful Accounts

At June 30, 2004, we had an allowance for doubtful accounts totaling $5,175, which we have established in the event that we are unable to collect certain receivables. This allowance represents our estimate of the total receivables recorded as of June 30, 2004 that we will be unable to collect based on historical collection experience. Future general events, such as changes in the economy, and specific events, such as changes in the economic condition of our customers, could significantly impact our ability to collect on these receivables, and therefore, cause us to change our allowance estimate.

Useful Lives of Rental Equipment and Property and Equipment

At June 30, 2004, we had $424,873 of net rental equipment and $38,061 of net property and equipment recorded on our balance sheet. Rental equipment is depreciated using the straight-line method over one to fifteen years. Property and equipment is depreciated over three to thirty years, depending on the type of asset. Our depreciable lives are based on our estimates of the useful lives of the respective assets over which they will generate revenues. These estimates may require adjustment based on changing circumstances in the marketplace. Changes to these estimates could result in our having to recognize an increase to or decrease in depreciation expense.

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

Valuation Allowance on Net Deferred Tax Assets

At June 30, 2004, we provided a full valuation allowance on our net deferred tax assets.  Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carry-forwards expire.  We must assess the likelihood that our net deferred tax assets will be recovered in the future.  Because of our history of operating losses, we have established a full valuation allowance.

Results of Operations

During 2002 and 2003, the Company’s financial performance was negatively affected by lower activity levels in the economy, a slowdown in non-residential construction, competitive pricing pressure due to over-capacity of rental equipment in the industry and lower demand.  The resulting decrease in earnings negatively impacted the Company’s cash flows from operations during this period, limiting the Company’s ability to invest in its rental fleet.  Management initiated several actions in response to these circumstances, including actions to reduce its operating expenses through personnel reductions and consolidation of branch and support operations, as well as asset sales to reduce its debt.  Although these actions reduced debt levels by more than $100,000 in 2002 and 2003, the Company’s liquidity remained strained.

Beginning in late 2002, the Company entered into a series of discussions with its debt and equity holders to evaluate various restructuring alternatives.  In June 2003, it was determined that it was in the best interest of the Company’s creditors and other constituents to seek protection through voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code.  As a result of defaults under its credit facilities, the Company operated with limited capital resources due to its inability to borrow under its senior credit facility until its emergence from bankruptcy on February 11, 2004.

Subsequent to emergence from bankruptcy and with the flexibility provided under the New Credit Facility, the Company has invested significantly in its fleet.  In addition, the Company now has permanent leadership in place, with the appointment of an independent board of directors and the hiring of a President and CEO.  Following emergence, management has been able to substantially reduce the time and resources devoted to restructuring activities, resulting in an improved focus on ongoing operations.  In addition, the Company has experienced improved rental rates in a more stable economy and realized cost savings associated with the Company’s prior restructuring activities as the Company enters its peak season of the year.

Three and Six Months Ended June 30, 2004, Compared with the Three and Six Months Ended June 30, 2003

The following table shows information derived from the historical consolidated statements of operations as a percentage of total revenues.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Five Months Ended June 30, 2004	One Month Ended January 31, 2004	Six Months Ended June 30, 2003

Rental and service revenues	83.7%	84.1%	83.2%	82.8%	83.3%
New equipment sales	5.3	6.5	5.6	8.3	6.6
Rental equipment sales	7.3	6.1	7.5	5.3	6.2
Other revenues	3.7	3.3	3.7	3.6	3.9
Total revenues	100.0	100.0	100.0	100.0	100.0
Cost of revenues	78.9	74.9	79.8	78.2	75.9
Gross margin	21.1	25.1	20.2	21.8	24.1
Selling, general and administrative expenses	20.7	24.5	22.6	24.2	25.7
Reorganization expenses	—	—	—	4.9	—
Fresh start accounting adjustments	—	—	—	(126.9)	—
Goodwill impairment	—	91.7	—	—	49.3
Non-rental depreciation and amortization	3.0	1.0	3.5	2.1	1.2
Operating income (loss)	(2.6)	(92.1)	(5.9)	117.5	(52.1)
Other income, net	—	0.2	—	0.2	0.1
Gain on discharge of debt	—	—	—	603.9	—
Interest expense, net	4.7	13.2	5.4	6.6	15.2
Income (loss) before income taxes	(7.3)	(105.1)	(11.3)	715.0	(67.2)
Income tax expense	—	—	—	—	—
Loss from continuing operations	(7.3)	(105.1)	(11.3)	715.0	(67.2)
Loss on discontinued operations, net of tax	—	(0.3)	—	—	(0.2)
Net income (loss)	(7.3)%	(105.4)%	(11.3)%	715.0%	(67.4)%

As a result of the application of fresh start reporting on January 31, 2004, and in accordance with SOP 90-7, the post-emergence financial results for the three- and five-month periods ended June 30, 2004 are presented as the results of the “Successor” and the pre-emergence financial results for the month ended January 31, 2004 and the three- and six-month periods ended June 30,

2003 are presented as the results of the “Predecessor”.  Comparative financial statements do not straddle the emergence date because in effect the Successor represents a new entity.  As a result of applying fresh start reporting, the Successor has increased depreciation and amortization expense in comparison to the Predecessor.  For purposes of discussion herein, the results of operations for the Predecessor for the month ended January 31, 2004 and the results of operations for the Successor for the five months ended June 30, 2004 are combined.

Revenues

Total revenues of $147,379 for the three months ended June 30, 2004 were down slightly from the $150,591 recognized during the second quarter of 2003.  The Company experienced 6-8% improvement in rental rates year-over-year on the largest category classes of fleet.  This improvement partially offset an 8% decline in fleet size in 2004 as compared to 2003, resulting in rental and service revenues that were down $3,384 or 3% in the current year.  A $1,611 increase in rental equipment sales was offset by a $1,902 decline in new equipment sales.  Other revenues were consistent year-over-year.

Total revenues within the General Rental and Other segment decreased to $115,111 for the three months ended June 30, 2004 from $120,692 for the three months ended June 30, 2003.  Rental and service revenues decreased $4,296, primarily as a result of the smaller fleet, offset by the rate improvement noted above.  Total revenues within the Company’s Traffic Safety operations increased 8% to $32,268 for the second quarter of 2004 from $29,899 recognized during the second quarter of 2003.  After a slow start earlier in the year, activity has increased in recent months in many of the markets in which the Company’s Traffic Safety segment operates.

Total revenues for the six months ended June 30, 2004 were $267,371, down $12,838 or 5% as compared to the same period in 2003.  Rental and service revenues, particularly within the Company’s General Rental segment, comprise $11,041 of this shortfall.  Revenues are down year-over-year in all categories excluding rental equipment sales, where activity is up $1,626 in 2004 as compared to the first half of 2003 as management continues its efforts to improve fleet mix.  2004 revenue levels within the Traffic Safety segment are consistent with those of 2003.

Gross Profit

Gross profit decreased to $31,046 for the three months ended June 30, 2004 from $37,734 for the three months ended June 30, 2003. Gross margins decreased to 21% from 25%, with $4,871 of this decline in gross profit attributable to increased depreciation expense primarily associated with the write-up of fleet in conjunction with the Company’s adoption of fresh start accounting.  Gross margins on rental and service revenues remained a more consistent 47% and 49% for the second quarters of 2004 and 2003, respectively, on the lower rental and service revenues.  Within the General Rental segment, gross margins on new equipment and fleet sales were at or above margins achieved during the second quarter of 2003 on higher volume, due to improving market conditions.

Year-to-date, gross profit of $54,598 is down 19% from the $67,651 recognized during the first half of 2003.  Gross profit within the General Rental segment declined to $52,357 from $59,695, while gross profit within the Traffic Safety operations declined to $2,241, with both declines primarily attributable to increased fleet depreciation expense.  Overall, gross margins declined to 20% for the six months ended June 30, 2004, as compared to 24% for the six months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $6,401 to $30,518 for the three months ended June 30, 2004 from $36,919 for the three months ended June 30, 2003.  Selling, general and administrative expenses for the General Rental and Other operations were $27,417 for the three months ended June 30, 2004, down significantly from the $33,116 recognized for the three months ended June 30, 2003 due to decreases in consulting and professional fees, as well as cost savings realized from the consolidation of the General Rental back office functions in late 2003.  Selling, general and administrative expenses for the Traffic Safety operations have declined $702 to $3,101 for the three months ended June 30, 2004, primarily as a result of similar consolidation efforts.  For the six months ended June 30, 2004, selling, general and administrative expenses decreased similarly to $61,013 as compared to $71,992 for the same period in 2003.

Reorganization Expenses.

In connection with the bankruptcy filing, the Company incurred $1,973 of charges related to the reorganization prior to the emergence from bankruptcy on February 11, 2004.  These expenses related to professional fees incurred, amortization of loan origination fees of the Old Credit Facility and employee retention-related expenses.  Any continuing expenses incurred related to the bankruptcy are reporting in Selling, General and Administrative expenses.

Goodwill Impairment.

As a result of the Company’s bankruptcy filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003.  Based on the results of this analysis, the Company recorded a non-cash impairment charge of $138,115 during the second quarter of 2003, which reflected the impairment of the remaining goodwill of the Company.

Non-rental Depreciation and Amortization.

Non-rental depreciation and amortization increased to $4,479 for the second quarter of 2004 as compared to $1,519 for the same period in 2003.  This increase is primarily the result of additional depreciation expense resulting from a write-up of property and equipment in conjunction with the adoption of fresh start accounting.  Additionally, amortization expense resulting from the other intangible assets identified in conjunction with fresh start accounting contributed to this increase.  For the six months ended June 30, 2004, non-rental depreciation and amortization was up similarly to $8,765 from $3,452 for the six months ended June 30, 2003.

Interest Expense, Net

Interest expense, net, decreased to $6,948 for the three months ended June 30, 2004, as compared to $19,820 for the three months ended June 30, 2003.  The decrease in the current quarter is the result of lower interest rates on the Company’s senior debt during the current quarter under the New Credit Facility as compared to the default interest rates incurred during the same period of 2003 when the Company was operating under forbearance agreements.  In addition, the Company incurred interest expense of $13,750 on its Senior Subordinated Notes during the first half of 2003.  Year-to-date, net interest expense is down similarly to $14,997 from $42,467.

Loss from Discontinued Operations

On June 30, 2002, the Company sold its underground trench shoring business. The proceeds from the sale were used to repay existing indebtedness under the Credit Facility. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial condition and results of operations of this business are reflected herein as discontinued operations.

Liquidity, Financial Condition and Capital Resources

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company is unable to continue as a going concern.  The Company’s history of significant losses and the Reorganization, combined with the currently scheduled debt amortization payments required by the Company’s New Credit Facility, raise substantial doubt about the Company’s ability to continue as a going concern.  Continuing as a going concern is dependent upon, among other things, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations when due.  The Company continuously considers alternatives to provide other sources of cash flow outside of ordinary operations.  These alternatives include refinancing, fleet sales and other asset dispositions.  The Company is currently in discussions with financial institutions to refinance its New Credit Facility.  Although the discussions are underway, there can be no assurance that the refinancing will occur.

The Company’s primary capital requirements are for purchasing new rental equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $57,744 and $17,878 during the first six months of 2004 and 2003, respectively. The Company’s principal sources of cash are cash generated from operations and borrowings available under its credit facility.

For the six months ended June 30, 2004 and 2003, the Company’s net cash provided by (used in) operations was $40,788 and $(420), respectively.  An increase in accounts payable during the first half of 2004 resulted from improved terms from vendors as a result of the Company’s emergence from bankruptcy.  For the six months ended June 30, 2004 and 2003, the Company’s net cash used in investing activities was $42,595 and $3,162, respectively.  Net cash used in investing activities consists primarily of purchases of rental equipment and property and equipment.  For the six months ended June 30, 2004 and 2003, the Company’s net cash (used in) provided by financing activities was $(39,847) and $8,090, respectively. During the first half of 2004, the Company has repaid $25,190 of debt.

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

Factors That May Influence Future Results

Reorganization

The Company’s Reorganization in 2003 generated concern among the Company’s customers and suppliers and disrupted business for a period of time.  Disclosure of the terms of the Company’s Plan of Reorganization to employees, customers and vendors, as well as the subsequent emergence from bankruptcy protection in February 2004, have reduced the distractions caused by the Reorganization.  However, the ultimate impact of the Reorganization on future results is not known.

Economic Conditions

Our end-users consist of construction and industrial customers.  Changes in these markets may lead to increased or decreased demand for our equipment and services.  In addition, economic declines generally result in lower overall rental rates, which generally adversely impact our business.

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

Competition

The equipment rental industry is highly fragmented and competitive.  Numerous competitors serve many of the markets in which the Company operates.  These competitors range from national and multi-regional operators to small, independent businesses with a limited number of locations.  Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery time and price.  However, increases in competition from either new or existing industry participants could occur, and the potential impact on our existing market share is unknown.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The New Credit Facility consists of $285 million of term loan facilities and a $205 million revolving credit facility, subject to availability based on certain financial tests that include a borrowing base.  Borrowings under the credit facility bear interest, at the Company’s option, at a specified base rate or LIBOR rate plus the applicable borrowing margin. At August 4, 2004, the Company had total borrowings under the credit facility of $461 million. Each 100 basis point increase in interest rates on the variable rate debt would decrease annual pretax earnings by approximately $4.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - After evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of June 30, 2004 (the “Evaluation Date”), the Company’s chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in internal controls – There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures during the quarter ended June 30, 2004, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Mr. Andrew P. Studdert was named President and CEO effective June 1, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

See Index of Exhibits on page 23.  The Company filed a Current Report on Form 8-K on June 2, 2004 to announce Mr. Andrew P. Studdert as President and CEO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2004.

NES Rentals Holdings, Inc.

	By:	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan
Chief Financial Officer
Form 10-Q: For the quarter ended June 30, 2004.

INDEX OF EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of NES Rentals Holdings, Inc.
3.2	By-laws of NES Rentals Holdings, Inc.
10.1	Employment Letter Agreement dated May 25, 2004, by and between the Company and Andrew P. Studdert.
11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002