Form 10-Q
period 2004-09-30
NES RENTALS HOLDINGS INC
filed 2004-11-15
CIK 1280191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

There were 18,992,000 shares of Common Stock ($.01 par value) outstanding as of November 2, 2004.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended

September30, 2004

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets (Unaudited)

Consolidated Statements of Operations (Unaudited)

Consolidated Statements of Cash Flows (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURE

Index of Exhibits

Report of Independent Registered Public Accounting Firm

The Board of Directors

NES Rentals Holdings, Inc.:

We have reviewed the consolidated balance sheet of NES Rentals Holdings, Inc. and subsidiaries (the Company or the Successor) as of September 30, 2004, the related consolidated statements of operations for the three- and eight-month periods ended September 30, 2004 and the related consolidated statement of cash flows for the eight-month period ended September 30, 2004 and the related consolidated statements of operations and cash flows of National Equipment Services, Inc. (the Predecessor) for the one-month period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management.

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
November 12, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Successor	Predecessor
	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$7,530	$50,251
Trade accounts receivable, net of allowance for doubtful accounts of $4,924 and $5,689, respectively	142,593	126,775
Inventory, net	19,665	13,928
Prepaid expenses and other assets	45,083	38,109
Rental equipment, net	415,639	407,362
Property and equipment, net	34,465	35,728
Unamortized debt issuance costs	14,011	—
Unamortized intangible assets	10,965	1,010
Total assets	$689,951	$673,163

Liabilities
Book overdraft (checks yet to clear)	$12,262	$17,487
Trade accounts payable	30,669	4,846
Accrued expenses and other liabilities	48,100	36,915
Debt	487,612	1,714
Liabilities subject to compromise	—	897,380
Total liabilities	578,643	958,342
Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Successor common stock, $0.01 par, 25,000 shares authorized; 18,931 shares issued, 18,931 shares outstanding	189	—
Predecessor common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued, 21,151 shares outstanding	—	241
Successor additional paid-in capital	151,642	—
Predecessor additional paid-in capital	—	123,887
Accumulated deficit	(40,748)	(391,896)
Predecessor treasury stock at cost, 3,019 shares	—	(19,062)
Accumulated other comprehensive income	225	1,651
Total stockholders’ equity (deficit)	111,308	(285,179)
Total liabilities and stockholders’ equity (deficit)	$689,951	$673,163

See accompanying notes to consolidated financial statements and review report of KPMG LLP.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Successor	Predecessor	Successor	Predecessor
	For the three months ended September 30, 2004	For the three months ended September 30, 2003	For the eight months ended September 30, 2004	For the one month ended January 31, 2004	For the nine months ended September 30, 2003

Revenues
Rental and service revenues	$138,536	$131,880	$327,732	$33,068	$365,185
New equipment sales	6,414	8,146	19,263	3,318	26,658
Rental equipment sales	8,757	7,452	25,733	2,120	24,921
Other revenues	5,542	5,244	13,962	1,424	16,168
Total revenues	159,249	152,722	386,690	39,930	432,932
Cost of revenues
Cost of rental and service revenues	67,832	64,080	168,641	17,454	184,065
Rental equipment depreciation	39,335	26,206	89,355	8,138	79,761
Cost of new equipment sold	5,470	6,570	15,832	2,802	22,451
Cost of rental equipment sold	6,925	6,293	19,088	1,328	18,308
Other operating expenses	6,220	5,319	14,420	1,498	16,443
Total cost of revenues	125,782	108,468	307,336	31,220	321,028

Gross profit	33,467	44,254	79,354	8,710	111,904
Selling, general and administrative expenses	33,382	32,777	84,725	9,670	104,769
Reorganization expenses	—	2,644	—	1,973	2,644
Fresh start accounting adjustments	—	—	—	(50,667)	—
Goodwill impairment	—	—	—	—	138,115
Non-rental depreciation and amortization	1,626	1,515	9,531	858	4,967
Operating (loss) income	(1,541)	7,318	(14,902)	46,876	(138,591)
Other income, net	209	118	344	80	517
(Loss) gain on discharge of debt	(5,468)	—	(5,468)	241,128	—
Interest expense	8,351	9,026	20,722	2,629	51,493
(Loss) income from continuing operations before income taxes	(15,151)	(1,590)	(40,748)	285,455	(189,567)
Income tax expense	—	—	—	—	—
(Loss) income from continuing operations	(15,151)	(1,590)	(40,748)	285,455	(189,567)
Loss from discontinued operations, net of tax	—	—	—	—	(518)
Net (loss) income	(15,151)	(1,590)	(40,748)	285,455	(190,085)
Other comprehensive (loss) income	539	57	225	(279)	5,895
Comprehensive (loss) income	$(14,612)	$(1,533)	$(40,523)	$285,176	$(184,190)

Basic loss per common share	$(0.80)		$(2.15)
Diluted loss per common share	$(0.80)		$(2.15)
Weighted average shares outstanding:
Basic calculation	18,931		18,931
Diluted calculation	18,931		18,931

See accompanying notes to consolidated financial statements and review report of KPMG LLP.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Successor	Predecessor
	For the eight months ended September 30, 2004	For the one month ended January 31, 2004	For the nine months ended September 30, 2003

Cash flows from operating activities:
Net (loss) income	$(40,748)	$285,455	$(190,085)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	98,886	8,996	84,728
Goodwill impairment	—	—	138,115
Amortization of debt issuance costs and debt discount	1,128	—	5,891
Loss on discharge of debt	5,468	—	—
Gain on sale of equipment	(6,210)	(861)	(6,845)
Changes in operating assets and liabilities:
Trade accounts receivable	(18,605)	2,787	(11,579)
Inventory	(5,251)	(61)	2,596
Prepaid expenses and other assets	(3,843)	(2,745)	(11,922)
Trade accounts payable	3,954	(583)	1,086
Accrued expenses and other liabilities	9,459	1,857	9,383
Chapter 11 items:
Fresh start accounting adjustments	—	(50,667)	—
Gain on discharge of debt	—	(241,128)	—
Net cash flows provided by operating activities	44,238	3,050	21,368

Cash flows from investing activities:
Purchases of rental equipment	(82,566)	(4,362)	(26,103)
Proceeds from sale of rental equipment	23,438	2,120	24,921
Purchases of property and equipment	(10,442)	(819)	(6,387)
Proceeds from sale of property and equipment	4,599	111	1,411
Net cash flows used in investing activities	(64,971)	(2,950)	(6,158)

Cash flows from financing activities:
Proceeds from debt	475,000	481,172	—
Payments on debt	(477,146)	(482,363)	(1,700)
Net proceeds under revolving credit facility	7,085	—	—
Payments of debt issuance costs	(14,333)	(6,278)	(600)
(Decrease) increase in book overdraft (checks yet to clear)	(3,905)	(1,320)	9,111
Net cash (used in) provided by financing activities	(13,299)	(8,789)	6,811
Net (decrease) increase in cash and cash equivalents	(34,032)	(8,689)	22,021
Cash and cash equivalents at beginning of period	41,562	50,251	15,184
Cash and cash equivalents at end of period	$7,530	$41,562	$37,205

Supplemental Cash Flow Information:
Cash paid for interest	$18,407	$2,663	$37,903
Cash paid for income taxes	242	49	884

See accompanying notes to consolidated financial statements and review report of KPMG LLP.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share amounts)

1.  Organization

NES Rentals Holdings, Inc. (the “Company” or the “Successor”) is principally a holding company organized under the laws of Delaware. The Company conducts its operations through its wholly-owned subsidiaries. The Company operates equipment rental, sales and service facilities primarily located throughout the United States of America. The Company rents various types of general rental and traffic safety equipment to a diverse customer base, including construction, governmental and industrial users. The Company also sells new equipment and used equipment from its rental fleet, sells related parts and provides other services. The nature of the Company’s business is such that short-term obligations are met typically by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

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

The initial plan of reorganization was filed on October 17, 2003.  On January 23, 2004, the Debtors filed a fourth amended plan of reorganization (the “Plan of Reorganization”), which received the requisite support from the creditors authorized to vote thereon.  The Plan of Reorganization was confirmed by the Bankruptcy Court on January 23, 2004, and the Debtors emerged from bankruptcy on February 11, 2004 (the “Effective Date”).

On the Effective Date, the Company entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consisted of $285,000 of term loan facilities and a $205,000 revolving credit facility.  There were quarterly scheduled principal repayments on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility.

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

On the Effective Date, National Equipment Services, Inc. merged into NES Rentals, Inc.  NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc.  NES Rentals, Inc. was a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of the newly formed NES Rentals

Holdings, Inc., which is the successor to National Equipment Services, Inc.  The Company is the new public company parent of National Equipment Services, Inc. and has 25,000 authorized shares of common stock (the “New Common Stock”).

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

3.  Basis of Presentation

As a result of the Company’s Reorganization as described in Note 2, the Company has applied fresh start reporting pursuant to the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) as of January 31, 2004.  As a result of the application of fresh start reporting on January 31, 2004, the post-emergence financial results of the Company for the three- and eight-month periods ended September 30, 2004 are presented as the results of the “Successor” and the pre-emergence financial results for the month ended January 31, 2004 and the three- and nine-month periods ended September 30, 2003 are presented as the results of the “Predecessor.”  Per share and share information for the Predecessor Company for all periods presented herein have been omitted as such information is deemed to be not meaningful.  Refer to Note 4 for further discussion regarding the application of fresh start reporting.

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

                The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relate to useful lives and recoverability of long-lived assets, residual values of rental equipment and reserves and allowances for trade accounts receivable, inventory and deferred tax assets. Actual results could differ from those estimates.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business.  While the Company’s history of significant losses and the Reorganization discussed herein raise doubt about the Company’s ability to continue as a going concern, the recent refinancing (see Note 9) substantially reduces the Company’s debt reduction requirements in effect under its previous credit facility, resulting in significantly improved liquidity to meet on-going obligations as they become due and to continue investing in the Company’s rental equipment.

Rental equipment — Rental equipment is recorded at cost.  Depreciation of rental equipment is computed using the straight-line method over one to fifteen year estimated useful lives.

Book overdraft (checks yet to clear) — The book overdraft consists of checks issued but not yet presented to banks for payment.

Interest expense — Contractual interest expense was $15,901, $4,921 and $58,368 for the three months ended September 30, 2003, the one month ended January 31, 2004 and the nine months ended September 30, 2003, respectively.

Changes in estimates — In conjunction with the application of fresh start accounting in the first quarter (see Note 4), certain depreciable assets were revalued and estimated useful lives were assigned.  In the second quarter, the Company reassessed the depreciable lives of these assets and determined that the useful lives should be decreased.  The impact was to increase depreciation expense for the three-month period ended June 30, 2004 by approximately $4,700 or $0.25 per share.  In the third quarter, the Company finalized its assessment of these depreciable assets revalued in conjunction with the application of fresh start accounting and determined that the useful lives should be decreased.  The impact was to increase depreciation expense for the three-month period ended September 30, 2004 by approximately $4,300 or $0.23 per share.

Comprehensive (loss) income — Unrealized foreign currency translation gains (losses) are included in other comprehensive (loss) income for the periods presented herein.  In addition, the change in the fair value of a derivative instrument of $4,609 was included in other comprehensive income for the nine-month period ended September 30, 2003.  The contract for the derivative instrument expired in April 2003.

Stock-Based Compensation—The Company accounts for its stock-based employee compensation plan, which is described more fully in Note 11, under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  In accordance with the intrinsic value method, no compensation expense is recognized for the Company’s stock option plan.  Had compensation expense been determined based on the fair value at the grant date for awards under this plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have been as follows for the three and eight months ended September 30, 2004:

	Three Months Ended September 30, 2004	Eight Months Ended September 30, 2004

Net loss, as reported	$(15,151)	(40,748)
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(938)	(938)
Pro forma net loss	$(16,089)	(41,686)

Basic loss per share, as reported	$(0.80)	(2.15)
Pro forma basic loss per share	$(0.85)	(2.20)
Diluted loss per share, as reported	$(0.80)	(2.15)
Pro forma diluted loss per share	$(0.85)	(2.20)

                The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options granted on the date of their grant using the Black-Scholes option pricing model and the following weighted average assumptions:

2004
Risk-free interest rate	3.4%
Expected life	5 years
Expected volatility	60%
Expected dividend yield	-

                The weighted average fair value of options granted was $3.97 in 2004. The number of options exercisable at September 30, 2004 was 280.  These disclosures are omitted for 2003 as all previously issued options were cancelled upon the Company’s emergence from bankruptcy on February 11, 2004 and thus this information is deemed to be not meaningful.

4.  Fresh Start Reporting

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

The Enterprise Value was determined by valuation specialists using the following three methodologies:  (a) the application of public market valuation multiples to the Predecessor Company’s recent historical financial results, (b) the application of completed merger and acquisition transaction valuation multiples to the Predecessor Company’s recent historical financial results, and (c) a calculation of the present value of the debt-free cash flows on management’s projections, including an assumption for a terminal value (the “DCF Analysis”).  The DCF Analysis involves deriving the debt-free cash flows that the Company would generate assuming the projections developed by management are realized.  These cash flows and an estimated value of the Company at the end of the projected period (the “Terminal Value”) are discounted at the Company’s estimated post-Reorganization weighted average cost of capital.  The financial projections utilized in the DCF analysis were developed by management and are based on estimates and assumptions, which include, but are not limited to, estimates and assumptions with respect to pricing by market, capital spending and working capital levels, and the development of a discount rate that is utilized to convert future projected cash flows to their estimated present value.  The estimated projections and assumptions, while considered reasonable by management, may not be realized and are inherently subject to uncertainties and contingencies, which could significantly affect the measurement of the Enterprise Value and the reorganization value.  Based on the above methodologies, the Enterprise Value was determined to be $633,000.

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

	Predecessor January 31, 2004	Discharge of Debt and Exit Financing		Cancellation of Old Equity		Fresh Start Adjustments		Successor January 31, 2004
Assets
Cash and cash equivalents	$47,840	$(6,278)	(a)	$—		$—		$41,562
Trade accounts receivable	123,988	—		—		—		123,988
Inventory	13,989	—		—		425	(g)	14,414
Unamortized debt issuance costs	—	6,278	(b)	—		—		6,278
Prepaid expenses and other assets	40,854	—		—		386	(h)	41,240
Rental equipment	402,911	—		—		25,306	(i)	428,217
Property and equipment	35,050	—		—		9,330	(i)	44,380
Unamortized intangible assets	953	—		—		15,220	(j)	16,173
Total assets	$665,585	$—		$—		$50,667		$716,252

Liabilities
Liabilities not subject to compromise
Book overdraft	$16,167	$—		$—		$—		$16,167
Trade accounts payable	4,263	22,268	(c)	—		—		26,531
Accrued interest	184	—		—		—		184
Accrued expenses and other liabilities	38,866	—		—		—		38,866
New credit facility	—	481,172	(d)	—		—		481,172
Capital leases	1,501	—		—		—		1,501
Liabilities subject to compromise	896,399	(896,399)	(e)	—		—		—
Total liabilities	957,380	(392,959)		—		—		564,421

Stockholders’ equity (deficit):
Successor common stock	—	189	(e)	—		—		189
Predecessor common stock	241	—		(241)	(f)	—		—
Successor additional paid-in capital	—	151,642	(e)	—		—		151,642
Predecessor additional paid-in capital	123,887	—		(123,887)	(f)	—		—
Accumulated deficit	(398,233)	241,128	(e)	105,066	(f)	52,039	(k)	—
Predecessor treasury stock	(19,062)	—		19,062	(f)	—		—
Accumulated other comprehensive income	1,372	—		—		(1,372)	(k)	—
Total stockholders’ equity (deficit)	(291,795)	392,959		—		50,667		151,831
Total liabilities and stockholders’ equity (deficit)	$665,585	$—		$—		$50,667		$716,252

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

(d)         Represents the proceeds under the New Credit Facility which were used to repay the existing indebtedness.

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

(k)          Represents the elimination of pre-emergence equity accounts under fresh start reporting.

5.  Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following:

	Successor	Predecessor
	September 30, 2004	December 31, 2003

Deposits	$34,902	$26,845
Prepaid expenses	6,553	6,260
Other assets	1,733	3,286
Other receivables	1,895	1,718
	$45,083	$38,109

Deposits consist primarily of cash collateral related to performance bonding requirements and insurance.

6.  Intangible Assets

Intangible assets, net of accumulated amortization, consist of the following:

	Successor	Predecessor
	September 30, 2004	December 31, 2003

Non-compete agreements	$1,933	$8,491
Customer relationships	10,927	—
Backlog	3,220	—
	$16,080	$8,491
Accumulated amortization	5,115	7,481
	$10,965	$1,010

Non-compete agreements and customer relationships are amortized on a straight-line basis over five years.  Backlog is amortized on a straight-line basis over one year.

7.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	Successor	Predecessor
	September 30, 2004	December 31, 2003

Accrued compensation and benefits	$6,677	$7,835
Accrued self-insurance liabilities	8,898	6,328
Accrued property and sales taxes	6,674	7,093
Accrued restructuring expenses	—	1,622
Accrued payables	16,910	6,017
Other accrued expenses	8,941	8,020
	$48,100	$36,915

8.  Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following as of December 31, 2003:

Accounts payable	$21,437
Accrued interest	15,448
Accrued expenses	6,299
Debt	757,150
Senior mandatorily redeemable preferred stock	97,046
$897,380

As a result of the Reorganization, no principal or interest payments were made after November 2002 on the Company’s Series B Notes and Series D Notes.  As a result, interest on the Series B Notes and the Series D Notes was not accrued or recorded after June 27, 2003.

9.  Debt and Liquidity

As of December 31, 2002, the Company was in default under the financial covenants governing its credit facility.  As of January 23, 2003, the Company and the lenders under the credit facility entered in a forbearance agreement with an initial expiration of March 14, 2003.  As of March 14, 2003, the Company and the lenders under the credit facility entered into a second forbearance agreement which extended the forbearance period until May 14, 2003, subject to earlier expiration upon the occurrence of certain circumstances.  This forbearance period was subsequently extended to June 15, 2003.

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

In connection with the Company’s emergence from bankruptcy on February 11, 2004, the Company entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consisted of $285,000 of term loan facilities and a $205,000 revolving credit facility.

On August 17, 2004, the Company entered into a new senior secured credit facility (the “2004 Credit Facility”).  The 2004 Credit Facility consists of a $300,000 first lien credit facility, comprised of a $200,000 term loan and a $100,000 revolving loan, and a $275,000 second lien term loan.  Proceeds under the 2004 Credit Facility were used to repay the balance outstanding under the New Credit Facility.  The Company has scheduled principal repayments of $500 quarterly on the first lien credit facility through the August 17, 2009 maturity date.  The interest rate on the 2004 Credit Facility averages base rate plus 0.5% or LIBOR plus 2.5%.  The second lien term loan expires on August 17, 2010 and the interest rate is base rate plus 5% or LIBOR plus 6%.  The Company has scheduled principal repayments of $688 quarterly on the second lien credit facility through the maturity date.  As of September 30, 2004, the average LIBOR-based interest rates on the 2004 Credit Facility and on the second lien term loan were 4.4% and 7.9%, respectively.

The 2004 Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to fixed charge coverage ratios and debt leverage ratios.  The credit facility also contains various other covenants that restrict the Company’s ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets and 3) pay dividends or make other restricted payments on its common stock and certain other securities unless certain financial conditions are satisfied. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets.  The Company is currently in compliance with all covenants governing the 2004 Credit Facility.

The Company is a holding company with no independent operations, and the Company’s assets (excluding the intercompany receivables and common stock of its subsidiaries) are insignificant. All of the Company’s subsidiaries are directly or indirectly wholly owned by the Company.  There are no restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan.  The separate financial statements of each of these wholly owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. In addition, the Company has pledged the stock of each of its subsidiaries as further security for the Company’s obligations under the 2004 Credit Facility.

10.  Reorganization Expenses

Expenses incurred as a result of the Reorganization have been segregated from normal operations and are disclosed separately.  These expenses consist primarily of professional fees incurred for financial advisors, legal counsel and consultants during the Reorganization.  These professional fees were cash charges.

11. Stock Option Plan

                During 2004, the Company established a plan in which options to purchase shares of Common Stock can be granted to directors, officers and key employees of the Company, and other individuals.  Up to 1,400 shares of Common Stock may be issued under this plan. During the third quarter of 2004, 1,400 options were granted under the plan at an exercise price of $7.80.  These options vest over four years from the grant date and expire seven years from the grant date. At September 30, 2004, 280 stock options are exercisable.  The Company’s stock options were excluded from the computation of diluted loss per share in the periods presented herein because inclusion would be anti-dilutive by reducing the loss per share.

12.  Director’s deferred compensation plan

During 2004, the Company established a plan in which each of the new directors received 20 deferred compensation units, with each unit equivalent to one share of common stock.  The deferred compensation units generally vest over time.  In the event of a “change of control” (as defined in the plan) of the Company, the deferred compensation units will immediately vest in full, and provide that any payment to the new directors, in respect of their units will be equal to the per share amount received by holders of common stock, with a minimum payment equal to $250 for each director.

13.  Segment information

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

The following table presents financial information for the reporting segments:

	General Rental and Other	Traffic Safety	Consolidated
Three Months Ended September 30, 2004 (Successor):
Rental and service revenues	$104,098	$34,438	$138,536
New equipment sales	5,610	804	6,414
Rental equipment sales	8,727	30	8,757
Other revenues	3,688	1,854	5,542
Total revenues	122,123	37,126	159,249
Operating (loss) income	(5,892)	4,351	(1,541)
Net (loss) income	(19,639)	4,488	(15,151)
Identifiable assets	599,744	90,207	689,951
Depreciation and amortization	31,866	9,095	40,961
Capital expenditures	28,433	3,542	31,975
Three Months Ended September 30, 2003 (Predecessor):
Rental and service revenues	$103,448	$28,432	$131,880
New equipment sales	7,609	537	8,146
Rental equipment sales	7,433	19	7,452
Other revenues	3,783	1,461	5,244
Total revenues	122,273	30,449	152,722
Operating income	2,887	4,431	7,318
Net (loss) income	(6,036)	4,446	(1,590)
Identifiable assets	615,016	75,030	690,046
Depreciation and amortization	24,862	2,859	27,721
Capital expenditures	6,036	4,666	10,702

	General Rental and Other	Traffic Safety	Consolidated
Eight Months Ended September 30, 2004 (Successor):
Rental and service revenues	$255,441	$72,291	$327,732
New equipment sales	16,766	2,497	19,263
Rental equipment sales	25,678	55	25,733
Other revenues	9,450	4,512	13,962
Total revenues	307,335	79,355	386,690
Operating loss	(18,814)	3,912	(14,902)
Net loss	(40,826)	78	(40,748)
Identifiable assets	599,744	90,207	689,951
Depreciation and amortization	84,356	14,530	98,886
Capital expenditures	84,860	8,148	93,008
One Month Ended January 31, 2004 (Predecessor):
Rental and service revenues	$29,186	$3,882	$33,068
New equipment sales	3,276	42	3,318
Rental equipment sales	2,090	30	2,120
Other revenues	1,171	253	1,424
Total revenues	35,723	4,207	39,930
Operating income (loss) (b)	48,476	(1,600)	46,876
Net income (loss) (c)	287,029	(1,574)	285,455
Identifiable assets	633,467	82,785	716,252
Depreciation and amortization	8,086	910	8,996
Capital expenditures	4,552	629	5,181
Nine Months Ended September 30, 2003 (Predecessor):
Rental and service revenues	$293,818	$71,367	$365,185
New equipment sales	24,194	2,464	26,658
Rental equipment sales	24,828	93	24,921
Other revenues	13,539	2,629	16,168
Total revenues	356,379	76,553	432,932
Operating loss (a)	(103,432)	(35,159)	(138,591)
Net loss (a)	(155,076)	(35,009)	(190,085)
Identifiable assets	615,016	75,030	690,046
Goodwill impairment	98,471	39,644	138,115
Depreciation and amortization	75,886	8,842	84,728
Capital expenditures	26,423	6,067	32,490

(a)          Includes goodwill impairment charges of $39,644 and $98,471 for Traffic Safety and General Rental and Other operations, respectively.

(b)         Includes $50,667 of fresh start accounting adjustments.

(c)          Includes $50,667 of fresh start accounting adjustments and a $241,128 gain on the discharge of debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands)

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

On August 17, 2004, the Company entered into a new senior secured credit facility (the “2004 Credit Facility”).  The 2004 Credit Facility consists of a $300,000 first lien credit facility, comprised of a $200,000 term loan and a $100,000 revolving loan, and a $275,000 second lien term loan.  Proceeds under the 2004 Credit Facility were used to repay the balance outstanding under the New Credit Facility.  The Company has scheduled principal repayments of $500 quarterly on the first lien credit facility through the August 17, 2009 maturity date.   The 2004 Credit Facility provides the Company with increased liquidity and flexibility in order to invest in its rental fleet, while eliminating the significant year-end debt reduction requirements which existed under the New Credit Facility.

On February 11, 2004, the Predecessor Company merged into NES Rentals, Inc.  NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc.  NES Rentals, Inc. was a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of the newly formed NES Rentals Holdings, Inc. (the “Company”), which is the successor to National Equipment Services, Inc.  The Company is the new public company parent of National Equipment Services, Inc.

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

The initial plan of reorganization was filed on October 17, 2003.  On January 23, 2004, the Debtors filed a fourth amended plan of reorganization (the “Plan of Reorganization”), which received the requisite support from the creditors authorized to vote thereon.  The Plan of Reorganization was confirmed by the Bankruptcy Court on January 23, 2004, and the Debtors emerged from bankruptcy on February 11, 2004 (the “Effective Date”).

On the Effective Date, the Company entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consisted of $285,000 of term loan facilities and a $205,000 revolving credit facility.  There were quarterly scheduled principal repayments on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility.

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

Allowance for Doubtful Accounts

At September 30, 2004, we had an allowance for doubtful accounts totaling $4,924, which we have established in the event that we are unable to collect certain receivables. This allowance represents our estimate of the total receivables recorded as of September 30, 2004 that we will be unable to collect based on historical collection experience. Future general events, such as changes in the economy, and specific events, such as changes in the economic condition of our customers, could significantly impact our ability to collect on these receivables, and therefore, cause us to change our allowance estimate.

Useful Lives of Rental Equipment and Property and Equipment

At September 30, 2004, we had $415,639 of net rental equipment and $34,465 of net property and equipment recorded on our balance sheet. Rental equipment is depreciated using the straight-line method over one to fifteen years. Property and equipment is depreciated over three to thirty years, depending on the type of asset. Our depreciable lives are based on our estimates of the useful lives of the respective assets over which they will generate revenues. These estimates may require adjustment based on changing circumstances in the marketplace. Changes to these estimates could result in our having to recognize an increase or decrease in depreciation expense.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we test long-lived assets or asset groups for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.  When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group.  If this comparison indicates that an impairment exists, the amount of the impairment is measured by comparing the carrying value to the fair market value of the asset.

Valuation Allowance on Net Deferred Tax Assets

At September 30, 2004, we provided a full valuation allowance on our net deferred tax assets.  Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carry-forwards expire.  We must assess the likelihood that our net deferred tax assets will be recovered in the future.  Because of our history of operating losses, we have established a full valuation allowance.

Results of Operations

                During 2004, the Company’s financial performance has improved as a result of increased activity levels in the economy, an increase in non-residential construction, and higher pricing of rental rates in the industry.  This improvement along with the impact of the Reorganization, the realization of costs savings associated with the Company’s prior restructuring activities and the flexibility provided by the 2004 Credit Facility have positively impacted the Company’s cash flows from operations during the period.  Additionally, the Company has benefited from significant investment in its fleet during 2004, new leadership, and an improved focus on ongoing operations.

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

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

The following table shows information derived from the historical consolidated statements of operations as a percentage of total revenues.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Eight Months Ended September 30, 2004	One Month Ended January 31, 2004	Nine Months Ended September 30, 2003

Rental and service revenues	87.0%	86.4%	84.8%	82.8%	84.3%
New equipment sales	4.1	5.3	5.0	8.3	6.2
Rental equipment sales	5.5	4.9	6.7	5.3	5.8
Other revenues	3.4	3.4	3.5	3.6	3.7
Total revenues	100.0	100.0	100.0	100.0	100.0
Cost of revenues	79.0	71.0	79.5	78.2	74.2
Gross margin	21.0	29.0	20.5	21.8	25.8
Selling, general and administrative expenses	21.0	21.5	21.9	24.2	24.2
Reorganization expenses	—	1.7	—	4.9	0.6
Fresh start accounting adjustments	—	—	—	(126.9)	—
Goodwill impairment	—	—	—	—	31.9
Non-rental depreciation and amortization	1.0	1.0	2.5	2.1	1.1
Operating income (loss)	(1.0)	4.8	(3.9)	117.5	(32.0)
Other income, net	0.1	0.1	0.1	0.2	0.1
(Loss) gain on discharge of debt	(3.4)	—	(1.4)	603.9	—
Interest expense	5.2	5.9	5.3	6.6	11.9
Income (loss) before income taxes	(9.5)	(1.0)	(10.5)	715.0	(43.8)
Income tax expense	—	—	—	—	—
Loss from continuing operations	(9.5)	(1.0)	(10.5)	715.0	(43.8)
Loss on discontinued operations, net of tax	—	—	—	—	(0.1)
Net income (loss)	(9.5)%	(1.0)%	(10.5)%	715.0%	(43.9)%

As a result of the application of fresh start reporting on January 31, 2004, and in accordance with SOP 90-7, the post-emergence financial results for the three- and eight-month periods ended September 30, 2004 are presented as the results of the “Successor” and the pre-emergence financial results for the month ended January 31, 2004 and the three- and nine-month periods ended September 30, 2003 are presented as the results of the “Predecessor”.  Comparative financial statements do not straddle the emergence date because in effect the Successor represents a new entity.  As a result of applying fresh start reporting, the Successor has increased depreciation and amortization expense in comparison to the Predecessor.  For purposes of discussion herein, the results of operations for the Predecessor for the month ended January 31, 2004 and the results of operations for the Successor for the eight months ended September 30, 2004 are combined.  The Company has two reporting segments: General Rental and Other and Traffic Safety.  These segments are more fully described in Note 13 to the financial statements.

Revenues

Total revenues of $159,249 for the three months ended September 30, 2004 were up $6,527 or more than 4% from the same period in the prior year.  Rental and service revenues were the largest contributor to this year-over-year improvement.  Rental rates were up 8-10% year-over-year on the Company’s largest category classes of fleet, and physical utilization remained at or above prior year levels.  These factors offset a 5% decline in fleet size in the third quarter of 2004 as compared to the same period in 2003.  Modest increases in new equipment sales and other revenues were offset by a decline in fleet sales year-over year.

Within the General Rental and Other segment, total revenues of $122,123 for the third quarter of 2004 were consistent with those achieved during the same period in 2003.   Rental revenues increased 2% year-over-year, primarily as a result of the rate improvement noted above.  Total revenues within the Company’s Traffic Safety operations increased $6,677 to $37,126 for the third quarter of 2004 from $30,449 recognized during the third quarter of 2003, as highway projects that were delayed earlier in the year due to unfavorable weather conditions in certain markets are now being completed.

Total revenues for the nine months ended September 30, 2004 were $426,620, down 1% as compared to the same period in 2003.  Rental and service revenues, particularly within the Company’s General Rental segment, comprise the majority of this shortfall.  Revenues are down slightly year-over-year in all categories excluding rental equipment sales, where activity is up in 2004 as management continues its efforts to improve fleet mix.  Within the Traffic Safety segment, total revenues are up 9% to $83,562 for the nine months ended September 30, 2004, with activity continuing to increase late in the season in most of the Company’s Traffic Safety markets.

Gross Profit

Gross profit decreased to $33,467 for the third quarter of 2004 from $44,254 for the same period in 2003.  Gross margins decreased to 21% from 29%.  Incremental depreciation expense of $13,129, primarily associated with the write-up of fleet in conjunction with the Company’s adoption of fresh start accounting contributed to the decline, offsetting other operating improvements.  Gross margins on rental and service revenues remained a consistent 51% in each of the quarters.  Excluding depreciation expense, gross margins within the General Rental segment are up slightly primarily as a result of the improved rental rates year-over-year.  Gross margins within the Traffic Safety segment are down 2%, excluding depreciation expense, as decreases in state funding have resulted in more aggressive competitive bidding of projects in the current year.

Year-to-date, gross profit of $88,064 is down 21% from the $111,904 recognized during the first nine months of 2003.  Gross profit within the General Rental segment declined to $74,915 from $95,592, while gross profit within the Traffic Safety operations declined to $13,149 from $16,312.  Increased fleet depreciation expense of $15,261 and $2,471, respectively, contributed to both declines.  Overall, gross margins declined to 21% for the first nine months of 2004, as compared to 26% for the same period in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $33,382 for the three months ended September 30, 2004 from $32,777 for the three months ended September 30, 2003.  Selling, general and administrative expenses for the General Rental and Other operations were $29,958 for the three months ended September 30, 2004, up 3% from the $29,177 recognized for the three months ended September 30, 2003 due primarily to increased insurance costs.  Selling, general and administrative expenses for the Traffic Safety operations declined 5% to $3,424 for the third quarter of 2004 as compared to $3,600 for the same period in 2003.  For the year-to-date period, selling, general and administrative expenses decreased 10% to $94,395 as compared to $104,769 for the same period in 2003.  These savings were primarily the result of decreases in consulting and professional fees, as well as cost savings realized from the consolidation of the General Rental back office functions in late 2003.

Reorganization Expenses

In connection with the bankruptcy filing, the Company incurred charges related to the reorganization prior to the emergence from bankruptcy on February 11, 2004.  These expenses related to professional fees incurred, amortization of debt issuance costs associated with the credit facility in place at the time of the Filing and employee retention-related expenses.  All continuing expenses incurred related to the bankruptcy are reporting in Selling, General and Administrative expenses.

Goodwill Impairment

As a result of the Company’s bankruptcy filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003.  Based on the results of this analysis, the Company recorded a non-cash impairment charge of $138,115 during the second quarter of 2003, which reflected the impairment of the remaining goodwill of the Company.

Non-rental Depreciation and Amortization

Non-rental depreciation and amortization increased to $1,626 for the third quarter of 2004 as compared to $1,515 for the same period in 2003.  For the nine months ended September 30, 2004, non-rental depreciation and amortization was up to $10,389 from $4,967 for the nine months ended September 30, 2003.  These increases are primarily the result of additional depreciation expense resulting from the write-up of property and equipment in conjunction with the adoption of fresh start accounting, as well as amortization expense resulting from the other intangible assets identified in conjunction with fresh start accounting.

Loss (Gain) on Discharge of Debt

In conjunction with the refinancing during the third quarter of 2004, the Company recognized a $5,468 loss on the write-off of the unamortized debt issuance costs associated with the previous credit facility.  In connection with the Company’s emergence from bankruptcy, the Company recognized a $241,128 gain associated with the elimination of pre-petition liabilities discharged under the Plan of Reorganization.

Interest Expense

Interest expense decreased to $8,351 for the three months ended September 30, 2004, as compared to $9,026 for the three months ended September 30, 2003, due to lower interest rates under the 2004 Credit Facility.  Year-to-date, interest expense is down to $23,351 from $51,493 as a result of lower interest rates on the Company’s senior debt during the current year as compared to the default interest rates incurred during the same period of 2003 when the Company was operating under forbearance agreements.  In addition, the Company incurred interest expense of $13,750 on its Senior Subordinated Notes during the first half of 2003.

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

Liquidity, Financial Condition and Capital Resources

The Company’s primary capital requirements are for purchasing new rental equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold or retired as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $86,928 and $26,103 during the first nine months of 2004 and 2003, respectively. The Company’s principal sources of cash are cash generated from operations and borrowings available under its credit facility.

For the nine months ended September 30, 2004 and 2003, the Company’s net cash provided by operations was $47,288 and $21,368, respectively.  For the nine months ended September 30, 2004 and 2003, the Company’s net cash used in investing activities was $67,921 and $6,158, respectively.  Net cash used in investing activities consists primarily of purchases of rental equipment and property and equipment.  For the nine months ended September 30, 2004 and 2003, the Company’s net cash (used in) provided by financing activities was $(22,088) and $6,811, respectively.

On August 17, 2004, the Company entered into a new senior secured credit facility (the “2004 Credit Facility”).  The 2004 Credit Facility consists of a $300,000 first lien credit facility, comprised of a $200,000 term loan and a $100,000 revolving loan, and a $275,000 second lien term loan.  Proceeds under the 2004 Credit Facility were used to repay the balance outstanding under the New Credit Facility.  The Company has scheduled principal repayments of $500 quarterly on the first lien credit facility through the August 17, 2009 maturity date.  The interest rate on the 2004 Credit Facility averages base rate plus 0.5% or LIBOR plus 2.5%.  The second lien term loan expires on August 17, 2010 and the interest rate is base rate plus 5% or LIBOR plus 6%.

The 2004 Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to fixed charge coverage ratios and debt leverage ratios.  The credit facility also contains various other covenants that restrict the Company’s ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets and 3) pay dividends or make other restricted payments on its common stock and certain other securities unless certain financial conditions are satisfied. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets.  The Company is currently in compliance with all covenants governing the New Credit Facility.

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

Seasonality

The Company’s revenues and operating results fluctuate from quarter to quarter due to the seasonal nature of the markets in which the Company operates.  The Company’s presence both in the traffic safety and control industry and in the general rental market in the Northeast and Midwest are both highly seasonal in nature, with activity tending to be lower in the winter as compared to the spring and summer.

Indebtedness

The Company’s substantial indebtedness could adversely affect the Company’s operations in the future in one or more of the following ways:

•                                          Increases in interest rates could result in increased interest expense and increased cash outflows for debt service,

•                                          The Company’s ability to obtain additional financing could be limited as essentially all of the assets of the Company secure the existing indebtedness and

•                                          Failure to comply with covenants associated with the existing indebtedness could result in the creditors’ ability to require accelerated repayment of outstanding indebtedness.

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

Environmental

The Company’s facilities are subject to federal, state and local environmental requirements relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances.  Based on environmental assessments conducted in connection with the Company’s acquisitions, the Company believes that its facilities are in substantial compliance with environmental requirements, and that the Company has no material liabilities arising under environmental requirements.  However, some risk of environmental liability is inherent in the nature of the Company’s business, and in the future the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws.  The Company intends to review its environmental practices at its various locations from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Amounts in thousands)

The 2004 Credit Facility consists of a $300,000 first lien credit facility, comprised of a $200,000 term loan and a $100,000 revolving loan, and a $275,000 second lien term loan.  Borrowings under the credit facility bear interest, at the Company’s option, at a specified base rate or LIBOR rate plus the applicable borrowing margin. At October 31, 2004, the Company had total borrowings under the credit facility of $476,000. Each 100 basis point increase in interest rates on the variable rate debt would decrease annual pretax earnings by approximately $4,760.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - After evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of September 30, 2004 (the

“Evaluation Date”), the Company’s chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in internal controls — There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures during the quarter ended September 30, 2004, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as reported in the Company’s Form 10-Q for the period ending June 30, 2004 under the caption “Item 1. Legal Proceedings,” the Company is not currently party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Index of Exhibits on page 25.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2004.

NES Rentals Holdings, Inc.

	By:	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan
Chief Financial Officer
Form 10-Q: For the quarter ended September 30, 2004.

INDEX OF EXHIBITS

Exhibit Number	Description of Document

11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
4.6 (i)

Loan and Security Agreement dated as of August 17, 2004, $300,000,000, by and among NES Rentals Holdings, Inc. and Certain Subsidiaries of NES Rentals Holdings, Inc. as a Borrower on the Signature Pages Hereto, as Borrowers; the Financial Institutions From Time to Time Party Hereto, as Lenders; Wachovia Bank, National Association, as Syndication Agent; General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents; and Bank of America, N.A., as Administrative Agent

4.6 (ii)

Loan and Security Agreement dated as of August 17, 2004, $275,000,000 by and among NES Rentals Holdings, Inc., as Borrower; the Subsidiaries of NES Rentals Holdings, Inc. From Time to Time Party Hereto, as Subsidiary Guarantors; the Financial Institutions From Time to Time Party Hereto, as Lenders; Bear, Stearns & Co., Inc., as Syndication Agent; and Bank of America, N.A., as Administrative Agent

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