Form 10-K
period 2004-12-31
NES RENTALS HOLDINGS INC
filed 2005-03-31
CIK 1280191

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0001280191

NES Rentals Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0664255 (I.R.S. Employer Identification No.)
8770 W. Bryn Mawr, 4th Floor Chicago, Illinois 60631 (Address of Principal Executive Offices)
Registrant's telephone number, including area code: (773) 695-3999
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of NES Rentals Holdings, Inc. was approximately $56,185,000.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        As of March 1, 2005, there were 19,027,269 shares of Common Stock, par value $0.01 per share, of NES Rentals Holdings, Inc., outstanding.

        Information required by Items 10, 11, 12, 13 and 14 of Part III of the Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its annual meeting to be held on May 11, 2005 (the "2005 Proxy Statement").

NES Rentals Holdings, Inc.

FORM 10-K REPORT INDEX

Forward-Looking Statements

        Note: This report contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management's current judgment on what the future holds. A variety of factors could cause business conditions and the Company's actual results to differ materially from those expected by the Company or expressed in the Company's forward-looking statements. These factors include, without limitation, changes in market price or market demand for rental equipment; loss of business from customers; general declines in rental rates in the market; pricing pressure from competitors; unanticipated expenses; changes in financial markets; the Company's substantial leverage; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available on our internet website free of charge. These reports are available as soon as practicable after we electronically file these reports with the Securities and Exchange Commission. Our website address is www.nesrentals.com.

PART I

ITEM 1.    BUSINESS

General

        NES Rentals Holdings, Inc. (the "Company") is a leading participant in the highly fragmented $26 billion equipment rental industry. Through its 42 businesses acquired (of which 6 have been sold or exited) since January 1997, the Company rents general, specialty and traffic safety equipment to industrial and construction end-users. The Company rents over 750 different types of machinery and equipment and distributes new equipment for nationally recognized original equipment manufacturers. The Company also sells used equipment as well as complementary parts, supplies and merchandise and provides repair and maintenance services to its customers. The Company is geographically diversified, with 130 locations across 34 states and Canada and is a leading competitor in many of the geographic markets it serves.

        Management believes the Company offers a well-maintained fleet of general and specialty equipment in each of its markets. The Company's general industrial and construction equipment selection ranges from large equipment such as aerial work platforms (booms and scissors), cranes, industrial and rough terrain forklifts, light earth-moving equipment and portable air compressors to small equipment such as hand tools. The Company's specialty equipment available for rent includes mobile storage, pumps and highway safety equipment.

        The Company is led by an experienced management team. The professionals who manage the Company's local operations have an average of more than 15 years of experience in the equipment rental and traffic safety industries and have extensive knowledge of, and relationships in, their local markets.

Reorganization

        On February 11, 2004 (the "Effective Date"), the Company emerged from bankruptcy as prescribed by the joint plan of reorganization (the "Plan of Reorganization") of National Equipment Services, Inc. (the "Predecessor Company") and its U.S. subsidiaries (collectively, the "Debtors"). The Plan of Reorganization was confirmed by the Bankruptcy Court on January 23, 2004. On June 27, 2003, the Debtors filed for voluntary reorganization under Chapter 11 (the "Reorganization") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the Northern District of Illinois ("Bankruptcy Court"). The Predecessor Company's Canadian subsidiary, which represented less than 2% of total revenues and total assets of the Predecessor Company, was not included in the petition. From June 27, 2003 through February 11, 2004, the Debtors continued to operate as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code.

        The Plan of Reorganization provided for the cancellation, as of the Effective Date, of all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Predecessor Company (the "Old Common Stock"), all of the issued and outstanding shares of preferred stock of the Predecessor Company, and all other outstanding securities of the Predecessor Company, including common stock options.

        On the Effective Date, National Equipment Services, Inc. merged into NES Rentals, Inc. NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc. NES Rentals, Inc. is a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of NES Rentals Holdings, Inc., which is the successor company to National Equipment Services, Inc. The Company has 25 million authorized shares of common stock, par value $0.01 per share (the "New Common Stock").

        In accordance with the Plan of Reorganization, (i) holders of general unsecured claims, including the holders of the Predecessor Company's Senior Subordinated Notes due 2004, Series B (the "Series B Notes") and Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), received 97.5% of the

New Common Stock, (ii) the holders of the Predecessor Company's preferred stock received 2.0% of the New Common Stock, and (iii) the holders of the Predecessor Company's Old Common Stock received 0.5% of the New Common Stock.

Products and Services

        The Company is primarily involved in the business of renting general, specialty and traffic safety equipment to industrial and construction end-users. In addition, the Company sells complementary parts, merchandise and rental equipment, acts as a distributor of new equipment on behalf of original equipment manufacturers and services the equipment it sells. Please refer to the notes to the Company's consolidated financial statements included later in this report for financial information about the Company's business segments.

        Equipment Rental and Service.    The Company rents a broad selection of general equipment, ranging from large equipment, such as aerial work platforms, air compressors, generators, earth-moving equipment and rough terrain forklifts, to smaller equipment and hand tools. The Company's specialty equipment includes hydraulic and truck-mounted cranes, liquid storage tanks, pumps and highway safety equipment. The Company's general rental contracts range from daily rental contracts for small subcontractors to multi-year contracts for certain industrial customers, with an overall average rental period of approximately three weeks. The mix of rental equipment at each of the Company's locations is a function of the demands of the local customer base and the focus of that business. The Company also provides repair and maintenance services in connection with the equipment it sells as a complement to its core business.

        Sales of New Equipment.    The Company sells certain types of new equipment to end-users. The Company believes the volume of equipment it buys creates significant purchasing power with suppliers, which generally leads to favorable prices and terms for equipment the Company purchases for its rental fleet and sells as new equipment. The Company's ability to sell new equipment offers flexibility to its customers, and the Company believes this enhances its customer relations.

        Sales of Rental Equipment.    The Company routinely sells rental equipment to adjust the size and composition of its rental fleet to changing market conditions and as part of its ongoing commitment to maintain a high quality fleet. The Company can receive favorable sales prices for its rental equipment due to its preventive maintenance program and its practice of selling rental equipment before it becomes irreparable or obsolete. Fleet management works with local managers to optimize the timing of sales of rental equipment by taking into account maintenance costs, rental demand patterns and resale prices. The Company sells rental equipment to its existing rental customers and to used equipment buyers through its branch operations and website as well as through third party auctioneers.

        Sales of Parts and Merchandise.    The Company also sells a wide range of parts and merchandise, including saw blades, drill bits, shovels, goggles, hard hats and other safety gear as a complement to its core equipment rental business. The Company believes these sales enable the Company to attract and retain customers by offering the convenience of "one-stop shopping." These revenues are reflected as "Other revenues" in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

Customers

        The Company's customers range from "Fortune 500" companies to small contractors. During 2004, no single customer accounted for more than 2% of the Company's total revenues, while the top ten customers represented less than 10% of total revenues. Customers look to the Company as a comprehensive source of rental equipment because of the convenience of renting as well as the high costs associated with equipment ownership. The Company's primary customer base can be classified into the following categories: 1) industrial, including manufacturers, petrochemical facilities, chemical companies, automotive companies, paper mills and public utilities, and 2) commercial and non-residential construction, repair and renovation, including contractors and governmental agencies (federal, state and local funds for traffic improvement and infrastructure spending). In addition to maintaining its historically strong relationship with local customers, the Company services a variety of larger national and regional accounts.

        Industrial.    The Company's industrial customers, many of whom operate 24 hours per day, use the Company to outsource their equipment requirements, which reduces the capital investment and minimizes the ongoing maintenance, repair and storage costs associated with equipment ownership. Management believes that the Company is well positioned to take advantage of the increasing trend among industrial customers to outsource equipment needs. In addition, the Company's specialty products, such as tanks and industrial forklifts, are tailored to meet the needs of industrial end-users. Given its multi-region presence, the Company is well positioned to increase its industrial revenue base. Industrial customers accounted for approximately 35% of the Company's total revenues during 2004.

        Construction.    The Company's construction customers include "Fortune 500" companies, national and regional contractors and subcontractors involved in construction projects such as 1) non-residential commercial building, 2) chemical plants and other manufacturing facilities, 3) roads, bridges and highways, 4) schools, hospitals and airports and 5) residential developments and apartment buildings. Construction customers currently comprise the largest portion of the Company's customer base, representing approximately 65% of the Company's total revenues during 2004.

Branch Operations

        The Company's equipment general rental and traffic safety branches typically include: (i) a customer service area and showroom displaying selected rental equipment, new equipment offered for sale and related merchandise, (ii) an equipment service and maintenance area and (iii) equipment storage facilities. Each branch is staffed with management personnel, administrative support, sales people, drivers, mechanics and yard personnel. Our employees' knowledge of the equipment enables them to recommend the best equipment for a customer's particular application.

Sales and Marketing

        Sales.    The Company offers rental equipment and related services primarily through its sales force, consisting of 10 district managers, who oversee 300 sales people. The field sales organization works closely with inside sales teams to ensure that the customer needs are fulfilled operationally. Inside sales teams assist in lead-generation programs for follow-up calls, telemarketing, dormant customer calls and government, state and municipal bid prospecting, to generate qualified leads and drive incremental revenues.

        The inside sales force at each branch location is knowledgeable about all of the services and products provided at that location. Field sales representatives regularly visit contractors' job sites and industrial facilities in their sales territories, often assisting customers in planning for their equipment requirements. The Company also provides its sales force with extensive training, including frequent in-house training by supplier representatives, regarding the operating features and maintenance requirements of its equipment. Members of the Company's sales force generally earn commissions on all equipment rentals and sales that they generate.

        Marketing.    The Company focuses on distinct markets that are aligned with its core businesses: non-residential construction and industrial maintenance, repair and operations (MRO) for equipment rental, sales and service; highway construction for traffic safety product rentals, and the process industries for tank rentals. These markets are further analyzed and segmented based on equipment needs and profitability to determine the highest probability opportunities, based on market awareness and understanding of the Company's and related equipment rental value propositions.

        Marketing programs are integrated across all business-to-business media channels, including publicity, print and online advertising, direct marketing, and e-communications. A primary goal of each market initiative is lead generation to augment a targeted sales approach. District management focuses on Fortune 500 companies and contractors with national reach. Field sales representatives focus on core mid-sized industrial, municipal and contractor segments.

        In mid-2004, the Company launched a significantly more aggressive advertising, direct marketing and search engine optimization campaign featuring an updated branding, positioning and graphic identity strategy. Early measurements of these initiatives have been favorable with new business leads being generated for the Company.

Purchasing and Suppliers

        Management believes that the Company's size enables it to purchase equipment directly from manufacturers at favorable prices. The Company has developed strong relationships with many leading original equipment manufacturers, including Terex, Genie Industries, SkyJack, JLG Industries, Hyster, Sullair, Dragon, Caterpillar,and Ingersoll Rand. No single supplier accounted for more than 10% of the Company's total purchases during 2004, and management believes that there are comparable alternative suppliers for the purchases made from significant suppliers.

        After reviewing its vendor management strategy, the Company has consolidated hundreds of vendors by centralizing its purchasing operations. The Company earns volume purchasing discounts and has established national accounts for a variety of products, including filters, paint, tires, gloves and hand safety supplies, shop supplies, hand tools, ladders, batteries, office supplies and printing.

Competition

        The equipment rental industry is highly fragmented and competitive. Numerous competitors serve many of the markets in which the Company operates. These competitors range from national and multi-regional operators, such as United Rentals, Inc., Rental Service Corp., Hertz Equipment Rental Corp., Sunbelt Rentals and NationsRent, Inc., to small, independent businesses with a limited number of locations. Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery time and price. Geographic territories for competition usually are limited to 50 to 75 miles, due to servicing requirements and equipment transportation costs. In general, management believes that national and multi-regional operators, such as the Company, enjoy competitive advantages over small, independent rental businesses, which do not have the financial resources to maintain the comprehensive rental equipment fleet and high level of maintenance and service that the Company offers.

Employees

        At December 31, 2004, the Company had a total of approximately 2,800 employees, approximately 650 of which are represented by unions. Management believes that its relationship with its employees is good. The Company is committed to, and has realized significant benefits from, its formal employee training programs. Management believes that its investment in training and safety awareness programs for employees is a competitive advantage that positions the Company to be responsive to customer needs.

Governmental and Environmental Regulation

        The Company's facilities are subject to federal, state and local environmental requirements relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for noncompliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"), impose strict, retroactive, joint and several liability for releases of hazardous substances.

        The Company has a program to review its facilities' compliance with environmental laws which addresses as a matter of standard operating procedure any deficiencies identified in the course of that audit process. The Company believes that its facilities are in substantial compliance with environmental requirements, and that the Company has no material liabilities arising under environmental requirements. However, some risk of environmental liability is inherent in the nature of the Company's business, and, in the future, the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws.

        The Company dispenses petroleum products from storage tanks located at some of its locations. Although the Company is not aware of any significant leaks or spills involving its tank systems, there can be no assurance that these systems have been or will at all times remain free from leaks, or that the use of these tanks has not resulted or will not result in spills or other releases. Management does not believe that the presence or operation of these tanks will have a material adverse effect on the Company's operating results or financial position.

        The Company uses hazardous substances, such as solvents, to clean and maintain its rental equipment fleet and generates wastes, such as used motor oil, radiator fluid and solvents, which are stored on site and disposed of at off-site locations. Although the Company is not aware of any material issues regarding its use of hazardous substances, under various environmental laws, including CERCLA, the Company could be liable for contamination at sites where hazardous substances used in its operations have been disposed of or otherwise released.

        Management does not expect that compliance with environmental laws will have a material adverse effect on the Company's operating results, financial condition or competitive position.

Seasonality

        The Company's revenues and operating results fluctuate due to the seasonal nature of the markets in which the Company operates. The Company's presence both in the traffic safety and control industry and in the general rental market in the Northeast and Midwest are highly seasonal in nature, with activity tending to be lower in the winter as compared to the spring and summer.

Acquired Businesses

        The Predecessor Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of general and specialty equipment to industrial and construction end-users. Since inception, the Predecessor Company acquired the following 42 businesses:

Acquired Business	Products	Geographic Focus	Date Acquired
Industrial Hoist Services*	Pneumatic and electric hoists	National	January 1997
Aerial Platforms	Aerial work platforms	Atlanta, Georgia	February 1997
Lone Star Rentals	General equipment	Gulf Coast	March 1997
BAT Rentals	General equipment	Las Vegas, Nevada	April 1997
Sprintank	Liquid and specialized storage tanks	Gulf Coast	July 1997
Equipco Rentals & Sales	General equipment	Western Virginia	July 1997
Genpower Pump and Equipment	Pumps	Gulf Coast	January 1998
Eagle Scaffolding*	Scaffolding	Las Vegas, Nevada	January 1998
Grand Hi-Reach	Aerial work platforms	Grand Rapids, Michigan	February 1998
Work Safe Supply	Highway safety equipment	Michigan	February 1998
Dragon Rentals	Liquid storage tanks	Gulf Coast	March 1998
Cormier Equipment Company	General equipment	East Coast	March 1998
Albany Ladder	Aerial work platforms	Northeast	March 1998
Falconite Equipment, Inc.	Aerial work platforms and cranes	Mid-South and Gulf Coast	July 1998
R & R Rentals	Cranes	Gulf Coast	July 1998
Traffic Signing and Marking	Highway safety equipment	Wisconsin	August 1998
Shaughnessy Crane Service, Inc.	Aerial work platforms and cranes	Northeast	September 1998
Rebel Studio Rentals	Aerial work platforms	California	October 1998
Barricade & Light Rental, Inc.	Highway safety equipment	Arizona	March 1999
Mayer-Hammant	Pumps and compressors	Gulf Coast	March 1999
Wellesley Crane Service	Cranes	Northeast	March 1999
Advanced Warnings, Inc.	Highway safety equipment	Oklahoma	April 1999
The Mike Madrid Company Inc., Latshaw Traffic Services, Inc., and Madrid Leasing Corp.	Highway safety equipment	Indiana	April 1999
The Illinois operations of S&R Equipment Co.	Aerial work platforms and cranes	Mid-South and Gulf Coast	May 1999
Elite Rentals	Earth-moving equipment	Gulf Coast	June 1999
Gould & Associates, Inc.	Pumps	Southeast	July 1999
The Plank Company, LP*	Trench safety equipment	Gulf Coast and West Coast	August 1999
Interstate Traffic Control, Inc. and Rich-Lite, Inc.	Highway safety equipment	Southeast	August 1999
American Tool Rental Corp.	General equipment	East Coast	August 1999
Management Technology America, Ltd.	Management information systems	National	August 1999
Alternate Construction Controls, Inc.	Highway safety equipment	Illinois	September 1999
L and C Flashing Barricades, Inc.	Highway safety equipment	East Coast	September 1999
Safety Light Sales & Leasing, Inc. of Texas*	Highway safety equipment	Gulf Coast	October 1999
Tropical Ladder and Lifts, Inc.	General equipment	Florida	October 1999
ABC Barricade, Inc.	General equipment	Florida	October 1999
Cantel, Inc.*	Trench safety equipment	Northwest	November 1999
Tri-State Signing, Inc.	Highway safety equipment	Iowa	November 1999
Cassidy & Lee, Inc.	Earth-moving equipment	Northeast	March 2000

Road Light, Inc. and Interstate Sign, Inc.	Highway safety equipment	East Coast	March 2000
Laser Products, Inc.*	Trench safety equipment	Georgia	June 2000
St. Clair Equipment Company	Aerial work platforms	Gulf Coast	August 2000
Brambles Equipment Services, Inc.	General equipment	Midwest	December 2001

*
Indicates businesses that have been sold or exited by the Company and its predecessors.

ITEM 2.    PROPERTIES

        At December 31, 2004, the Company operated 130 branches in the following 34 states and Canada: Alabama (7), Arizona (4), Arkansas (4), California (1), Connecticut (1), Florida (4), Georgia (6), Illinois (4), Indiana (6), Iowa (2), Kansas (1), Kentucky (2), Louisiana (6), Maine (3), Massachusetts (6), Michigan (12), Mississippi (3), Missouri (1), Nevada (1), New Hampshire (1), New Jersey (1), New York (7), North Carolina (1), Ohio (4), Oklahoma (3), Pennsylvania (2), Rhode Island (2), South Carolina (1), Tennessee (5), Texas (13), Vermont (1), Virginia (2), West Virginia (1), Wisconsin (9), and Canada (3).

        The Company's properties typically include an outside storage yard and a small building containing a maintenance center, offices and, in certain locations, a retail showroom. The majority of these locations are leased. The net book value of owned facilities was approximately $7.1 million at December 31, 2004, and the average annual lease expense per leased facility was approximately $100,000 in 2004. Management believes that none of the Company's leased facilities, individually, is material to its operations, and that all of these leases can be readily replaced at similar terms. The Company's ownership interests in each of these properties collateralize borrowings under its credit facility.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. Although the Company's ultimate legal and financial liability resulting from any of these proceedings cannot be estimated with certainty, the Company, after examining these matters, believes that an adverse ruling in any of these proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

Reorganization

        On February 11, 2004 (the "Effective Date"), the Company emerged from bankruptcy as prescribed by the joint plan of reorganization (the "Plan of Reorganization") of National Equipment Services, Inc. (the "Predecessor Company") and its U.S. subsidiaries (collectively, the "Debtors"). The Plan of Reorganization was confirmed by the Bankruptcy Court on January 23, 2004. On June 27, 2003, the Debtors filed for voluntary reorganization under Chapter 11 (the "Reorganization") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the Northern District of Illinois ("Bankruptcy Court"). The Predecessor Company's Canadian subsidiary, which represented less than 2% of total revenues and total assets of the Predecessor Company, was not included in the petition. From June 27, 2003 through February 11, 2004, the Debtors continued to operate as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code.

        The Plan of Reorganization provided for the cancellation, as of the Effective Date, of all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Predecessor Company (the "Old Common Stock"), all of the issued and outstanding shares of preferred stock of the Predecessor Company, and all other outstanding securities of the Predecessor Company, including common stock options.

        On the Effective Date, National Equipment Services, Inc. merged into NES Rentals, Inc. NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc. NES Rentals, Inc. is a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of NES Rentals Holdings, Inc., which is the successor company to National Equipment Services, Inc. The Company has 25 million authorized shares of common stock, par value $0.01 per share (the "New Common Stock").

        In accordance with the Plan of Reorganization, (i) the holders of general unsecured claims, including the holders of the Predecessor Company's Series B Notes and Series D Notes received 97.5% of the New Common Stock, (ii) the holders of the Predecessor Company's preferred stock received 2.0% of the New Common Stock, and (iii) the holders of the Predecessor Company's Old Common Stock received 0.5% of the New Common Stock.

Other matters

        Following the Company's announcement in April 2002 that it was restating its prior period financial statements through the filing of its 2002 Annual Report on Form 10-K, the Company received a notice of inquiry from the SEC relating to the Company's restated financial statements. Following a review of the Company's response to the notice of inquiry, the SEC commenced an informal investigation into this matter. The informal investigation included the production of relevant documents and the taking of testimony from certain current and former Company employees. The Company was informed that the SEC also commenced an investigation with respect to three individuals (two former employees no longer associated with the Company and one current employee).

        On April 10, 2003, the Company was informed by the SEC's staff, through receipt of a "Wells Notice," that the staff intended to recommend that the SEC institute a cease-and-desist proceeding against the Company, alleging that the Company violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rules 12b-20, 13a-1, and 13a-13 thereunder. Prior to and during the investigation, the Company had voluntarily upgraded and reinforced significant portions of its financial controls functions. The Company fully cooperated with the SEC throughout the investigation.

        In August 2003, the Company offered to settle the SEC investigation (the "Offer") by agreeing to certain reporting violations of the Exchange Act and by agreeing to consent to the entry of an administrative Cease-and-Desist Order (the "Order"). While the SEC has not indicated at this time that it intends to seek a civil monetary penalty against the Company, it has the statutory authority to seek a civil penalty of up to $500,000 for each violation of the Exchange Act committed by the Company. As of the date hereof, the SEC has not taken any formal action on the Offer or the Order. The Company is continuing its efforts to resolve this matter with the SEC.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 1, 2005, there were 33 holders of record of the Company's common stock. The Company has never paid any dividends on its common stock. Dividend payments are restricted under the terms of the Company's credit facility.

        The Predecessor Company's common stock was traded on the New York Stock Exchange under the symbol "NSV" until October 2002. For the period from October 2002 until the Company's emergence from bankruptcy on February 11, 2004, the Predecessor Company's common stock was traded on the over-the-counter market under the symbol "NEQS." Subsequent to emergence from bankruptcy, the Company's New Common Stock has been traded on the over-the-counter market under the symbol "NLEQ."

        The table below lists the high and low quarterly sales price information for the Company's New Common Stock since its emergence from bankruptcy.

	High	Low
2004:
Effective Date (February 11, 2004) through March 31, 2004	$12.00	$9.00
Second quarter	9.99	6.90
Third quarter	9.10	7.00
Fourth quarter	11.75	7.95

        The Plan of Reorganization provided for the cancellation, as of the Effective Date, of all of the Predecessor Company's issued and outstanding shares of common stock and all other equity securities of the Predecessor Company, including common stock options. Accordingly, the Company has not presented information about the prices at which the Predecessor Company's common stock previously traded and compensation plans related to the Predecessor Company's equity securities, because such information is not meaningful.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,400,000	$7.80	—
Equity compensation plans not approved by security holders	—	—	—

        Refer to the Notes to Consolidated Financial Statements of the Company later in this report for a summary of the Company's equity compensation plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The data presented below on the Company should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data. All dollar amounts presented are in thousands, except per share data.

        As a result of the Reorganization and the adoption of fresh-start accounting following emergence from bankruptcy, the Company's results of operations after January 31, 2004 are not comparable to results reported in prior periods.

        All of the Predecessor's Company's common stock was cancelled per the terms of the Plan of Reorganization. As a result, earnings (loss) per share information for all periods have been omitted for the Predecessor as such information is not deemed to be meaningful.

		Predecessor
	Successor
			For the year ended December 31,
	For the eleven months ended December 31, 2004	For the one month ended January 31, 2004
			2003	2002	2001	2000
	(in thousands except per share data)
Operating data:
Total revenues	$548,188	$39,930	$567,099	$621,334	$555,298	$576,201
Operating (loss) income	(26,710)	46,876	(143,840)	4,604	21,452	86,480
(Loss) income from continuing operations	(62,248)	285,455	(203,539)	(65,545)	(31,136)	5,354
Basic loss per common share	$(3.28)
Diluted loss per common share	$(3.28)
Balance sheet data:
Rental equipment, net	$383,934	$402,911	$407,362	$492,775	$572,931	$585,209
Intangible assets, net(a)	9,421	953	1,010	139,978	296,609	302,091
Total assets	640,238	665,585	671,769	862,622	1,202,331	1,238,623
Total long term obligations:
Credit facility and capital leases	474,640	482,673	483,864	489,826	596,359	598,950
Senior Subordinated Notes	—	275,000	275,000	273,450	272,656	271,861
Senior Redeemable Convertible Preferred Stock	—	97,046	97,046	96,796	96,297	95,797
Total stockholders' equity (deficit)	90,429	(291,795)	(285,179)	(87,212)	100,331	142,839
Cash dividends declared per common share	—	—	—	—	—	—

(a)
See Note 9 in the Notes to Consolidated Financial Statements regarding intangible assets.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the Company's results of operations and its financial condition and liquidity should be read in conjunction with Item 1, Business, Item 6, Selected Financial Data, and Item 8, Financial Statements and Supplementary Data. All dollar amounts presented are in thousands.

General

        The Predecessor Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of general, specialty and traffic safety equipment to industrial and construction end-users. Since inception, the Predecessor Company acquired 42 businesses (of which 6 have been sold or exited) in separate transactions. All acquisitions were accounted for using the purchase method of accounting. The results of operations of the businesses acquired are included in the financial statements only from their respective dates of acquisition.

        On February 11, 2004, the Predecessor Company merged into NES Rentals, Inc. NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc. NES Rentals, Inc. was a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of the newly formed NES Rentals Holdings, Inc. (the "Company"), which is the successor to National Equipment Services, Inc.

        The Company derives its revenues from four sources: 1) equipment rental and service, 2) new equipment sales, 3) rental equipment sales and 4) sales of complementary parts and merchandise. The Company's primary source of revenue is the rental and service of equipment to industrial and construction end-users. The growth of rental revenues depends on several factors, including demand for rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Revenues generated from the sale of new equipment are affected by price and general economic conditions. Revenues generated from the sale of used rental equipment are affected by price, general economic conditions and the Company's fleet management program. Revenues from the sale of complementary parts and services are primarily affected by equipment rental and sales volume.

        Cost of revenues consists primarily of the cost of rental and service revenues, the cost of new equipment, the net book value of rental equipment sold, rental equipment depreciation and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, the Company uses a range of periods from one to fifteen years over which it depreciates its equipment on a straight-line basis.

Critical Accounting Policies

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and general assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 3 to our consolidated financial statements. Of these accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Application of SOP 90-7

        The consolidated financial statements of the Predecessor Company were prepared in accordance with SOP 90-7. Under SOP 90-7, revenues and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business were reported in the consolidated statements of operations separately as reorganization items. Professional fees were expensed as incurred. Interest expense was reported only to the extent that it was to be paid during the bankruptcy or that it was probable that it would be an allowed claim. The application of SOP 90-7 also required that the Company estimate the expected amount of allowed claims with respect to pre-petition liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies."

Allowance for Doubtful Accounts

        At December 31, 2004, we had an allowance for doubtful accounts totaling $5,532 which we have established in the event that we are unable to collect certain receivables. This allowance represents our estimate of the total receivables recorded as of December 31, 2004 that we will be unable to collect. Future general events, such as changes in the economy, and specific events, such as changes in the economic condition of our customers, could significantly impact our ability to collect on these receivables and, therefore, cause us to change our allowance estimate.

Useful Lives of Rental Equipment and Property and Equipment

        At December 31, 2004, we had $383,934 of net rental equipment and $26,969 of net property and equipment recorded on our balance sheet. Rental equipment is depreciated using the straight-line method over a period of up to fifteen years. Property and equipment is depreciated over three to thirty years, depending on the type of asset. Our depreciable lives are based on our estimates of the useful lives of the respective assets over which they will generate revenues. These estimates may require adjustment based on changing circumstances in the marketplace. Changes to these estimates could result in us having to recognize an increase to, or decrease in, depreciation expense.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we test long-lived assets or asset groups for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. If this comparison indicates that an impairment exists, the amount of the impairment is measured by comparing the carrying value to the fair market value of the asset. We recognized impairments of $3,093, $831 and $6,743 primarily related to capitalized software development costs and rental fleet during the eleven months ended December 31, 2004 and the years ended 2003 and 2002, respectively, which are appropriately included as depreciation expense in the consolidated statements of operations and comprehensive income (loss).

Valuation Allowance on Net Deferred Tax Assets

        At December 31, 2004, we provided a full valuation allowance of $43,097 on our net deferred tax assets. Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carry-forwards expire. We must assess the likelihood that our net deferred tax assets will be recovered in the future. Because of our history of operating losses, we are required to maintain a full valuation allowance.

Contractual Commitments

        The following table summarizes our obligations and commitments to make future payments under certain contracts, including debt obligations, capitalized leases and operating leases at December 31, 2004.

	Payments Due By Year
Contractual Obligations
	2005	2006	2007	2008	2009	Thereafter	Total
Debt Principal (including revolver)	$4,748	$4,748	$4,748	$4,748	$194,394	$260,572	$473,958
Capital Leases	388	203	83	8	—	—	682
Operating Leases	22,850	17,458	11,867	8,228	5,356	8,276	74,035
Purchase Obligations	—	—	—	—	—	—	—
Other Obligations	—	—	—	—	—	—	—

Total	$27,986	$22,409	$16,698	$12,984	$199,750	$268,848	$548,675

        In addition, the Company will be required to make interest payments, the amount of which will depend upon outstanding debt and applicable interest rates.

Results of Operations

        During 2002 and 2003, the Predecessor Company's financial performance was negatively affected by lower activity levels in the economy, a slowdown in non-residential construction, competitive pricing pressure due to over-capacity of rental equipment in the industry and lower demand. The resulting decrease in earnings negatively impacted the Predecessor Company's cash flows from operations during this period, limiting the Predecessor Company's ability to invest in its rental fleet. Management initiated several actions in response to these circumstances, including actions to reduce operating expenses through personnel reductions and consolidation of branch and support operations, as well as asset sales to reduce debt. Although these actions reduced debt levels by more than $100,000 in 2002 and 2003, the Predecessor Company's liquidity remained strained.

        Beginning in late 2002, the Company entered into a series of discussions with its debt and equity holders to evaluate various restructuring alternatives. In June 2003, it was determined that it was in the best interest of the Predecessor Company's creditors and other constituents to seek protection through voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As a result of defaults under its credit facilities, the Predecessor Company operated with limited capital resources due to its inability to borrow under its senior credit facility until its emergence from bankruptcy on February 11, 2004.

        During 2004, the Company's financial performance improved primarily as a result of increases in rental and service activity from non-residential construction, industrial and traffic safety customers and from higher rental rates experienced in the industry. The Company successfully completed several major initiatives during 2004 including: emergence from bankruptcy, retention of a new Board of Directors and Chief Executive Officer, completion of a new credit facility extinguishing the exit credit agreement, selected branch closures and asset dispositions and reduction of certain expenses in preparation for 2005. The Company experienced strong cash flow from operating activities as a result of improved financial performance combined with the impact of restructuring activities and cost-saving initiatives implemented in connection with the Reorganization.

        The following table shows information from the Company's consolidated statements of operations as a percentage of total revenues:

	Successor	Predecessor
	Eleven Months Ended December 31, 2004	One Month Ended January 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Rental and service revenues	83.5%	82.8%	85.2%	82.7%
New equipment sales	5.8	8.3	6.0	6.7
Rental equipment sales	7.4	5.3	5.3	6.3
Other revenues	3.3	3.6	3.5	4.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	79.2	78.2	74.0	74.9

Gross margin	20.8	21.8	26.0	25.1
Selling, general and administrative expenses	22.7	24.2	24.0	22.8
Reorganization expenses	—	4.9	1.6	—
Fresh start accounting adjustments	—	(126.9)	—	—
Goodwill impairment	—	—	24.3	—
Non-rental depreciation and amortization	3.0	2.1	1.4	1.6

Operating income (loss)	(4.9)	117.5	(25.3)	0.7
Other income, net	0.1	0.2	0.1	0.3
(Loss) gain on discharge of debt	(1.0)	603.8	—	—
Interest expense	5.6	6.6	10.6	11.5

Income (loss) before income taxes	(11.4)	714.9	(35.8)	(10.5)
Income tax expense	—	—	—	—

(Loss) income from continuing operations	(11.4)	714.9	(35.8)	(10.5)
Loss on discontinued operations, net of tax	—	—	(0.1)	(0.6)
Gain on disposal of discontinued operations, net of tax	—	—	—	0.8
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(20.8)

Net (loss) income	(11.4)%	714.9%	(35.9)%	(31.1)%

        As a result of the application of fresh start reporting on January 31, 2004, and in accordance with SOP 90-7, the post-emergence financial results for the eleven-month period ended December 31, 2004 are presented as the results of the "Successor," and the pre-emergence financial results for the month ended January 31, 2004 and the years ended December 31, 2003 and 2002 are presented as the results of the "Predecessor." Comparative financial statements do not straddle the emergence date because in effect the Successor represents a new entity. As a result of applying fresh start reporting, the Successor has higher levels of depreciation and amortization expense in comparison to the Predecessor. For purposes of discussion herein, the results of operations for the Predecessor for the month ended January 31, 2004 and the results of operations for the Successor for the eleven months ended December 31, 2004 are combined.

Comparison of the Years Ended December 31, 2004 and 2003

        Revenues.    Total revenues for the year ended December 31, 2004 of $588,118 were up $21,019, or 4%, from $567,099 in 2003, with improved performance in both of the Company's operating segments, even through utilizing a smaller rental fleet. Total revenues in the General Rental and Other segment of $476,739 in 2004 were up 2% over prior year levels, as rental rates were up as much as 10% in some the Company's largest fleet categories. Fleet sales in the General Rental and Other segment of $42,431 were up $12,312 over the prior year, as the Company targeted equipment for disposal while investing approximately $100,000 in new fleet during 2004 in an effort to improve the overall composition of the fleet. Favorable market conditions also contributed to a 3% improvement in new equipment sales during 2004. Total revenues for the Traffic Safety segment increased 15% to $111,379 in 2004 from $97,226 in 2003. Increased market share in existing markets, as well as expansion into new markets in the Midwest, resulted in rental and service revenues growth of $11,691 in 2004.

        Gross Profit.    Gross profit of $122,601 for 2004 was down $24,596 from 2003 as a result of a $25,401 increase in rental equipment depreciation expense due primarily to the Company's adoption of fresh start accounting and the related write-up of the Company's assets. Excluding depreciation expense, gross margins within the General Rental segment were up slightly primarily as a result of the improved rental rates year-over-year. Gross margins within the Traffic Safety segment were down 4%, excluding depreciation expense, as decreases in state funding have resulted in more aggressive competitive bidding of projects in 2004.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses of $133,869 for 2004 were down $2,538 from $136,407 in 2003. This improvement is primarily the result of cost savings realized from the consolidation of the General Rental back office functions in late 2003. Selling, general and administrative expenses for 2004 and 2003 include $10,092 and $5,346, respectively, of professional fees and related expenses incurred in connection with the Reorganization outside of the bankruptcy filing period, which are not expected to recur.

        Reorganization Expenses.    During the bankruptcy filing period in 2004 and 2003, the Company incurred $1,973 and $8,816, respectively, of charges related to the Reorganization. These expenses related to professional fees incurred, amortization of loan origination fees and employee retention-related expenses.

        Fresh Start Accounting Adjustments.    As a result of the Company's bankruptcy filing on June 27, 2003, the Company recognized a pre-emergence gain of $50,667 resulting from the aggregate remaining changes to the net carrying value of the Company's pre-emergence assets and liabilities to reflect the fair values under fresh start reporting.

        Goodwill Impairment.    As a result of the Company's bankruptcy filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003. Based on the results of this analysis, the Company recorded a non-cash charge of $138,115 during the second quarter of 2003, which reflected the elimination of the remaining goodwill of the Company. No similar charge was recorded in 2004.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization increased to $17,260 in 2004 from $7,699 in 2003. This increase was primarily the result of additional depreciation expense resulting from the write-up of property and equipment in conjunction with the adoption of fresh start accounting, as well as amortization expense resulting from the other intangible assets identified in conjunction with fresh start accounting. In addition, the Company recognized an impairment loss of $3,093 in 2004, related primarily to capitalized software development costs.

        Operating Income (Loss).    As a result of the performance described above, operating income (loss) improved to $20,166 in 2004 from ($143,840) in 2003. Operating income (loss) for the General Rental and Other segment improved to $24,688 in 2004 from ($106,034) in 2003, and operating income (loss) within the Traffic Safety segment improved to ($4,522) from ($37,806) during these respective periods.

        (Loss) Gain on Discharge of Debt.    In conjunction with the refinancing during the third quarter of 2004, the Company recognized a ($5,468) loss on the write-off of the unamortized debt issuance costs associated with the previous credit facility. In connection with the Company's emergence from bankruptcy, the Company recognized a $241,128 gain associated with the elimination of pre-petition liabilities discharged under the Plan of Reorganization.

        Interest Expense.    Interest expense decreased to $33,068 in 2004 from $60,600 in 2003 as a result of lower interest rates on the Company's senior debt during the current year as compared to the default interest rates incurred during the same period of 2003 when the Company was operating under forbearance agreements. In addition, the Company incurred interest expense of $13,750 on its Senior Subordinated Notes during the first half of 2003.

        Income Tax Expense.    The Company did not provide any current or deferred income tax provision or benefit during 2003 or 2004 because it has experienced significant operating losses. The Company provides a full valuation allowance against its net deferred tax asset. The income tax expense recognized in 2004 is related to alternative minimum tax payments.

Comparison of the Years Ended December 31, 2003 and 2002

        Revenues.    Total revenues declined to $567,099 in 2003 from $621,334 in 2002. A $30,697 decrease in rental and service revenues was primarily the result of consistently declining rental rates during 2003. In some markets, rates were down more than 15% from 2002. Rental equipment sales were down $8,942 in 2003 as compared to 2002 as the result of a variety of vendor trade packages and fleet auctions in which the Company participated during 2002. New equipment sales of $34,006 in 2003 were down $7,891 from 2002, and other revenues of $20,025 were down $6,705 from 2002, both indicative of the slowdown experienced in the non-residential market during the year.

        Revenues in the General Rental and Other segment were down in 2003. Segment revenues of $469,873 in 2003 were down 9% from 2002 levels, with rental and service revenues down 7% year-over-year. As noted above, this decrease was primarily the result of continued pressure on rental rates. In addition, the Company has taken steps during the preceding two years to improve the mix of its fleet which has resulted in a fleet size that was approximately 13% smaller than when these efforts were initiated. Other revenues, primarily consisting of sales of parts and supplies, which generally complement equipment rentals and sales, were down as well.

        Traffic Safety segment revenues declined 5% to $97,226 in 2003 from $102,854 in 2002. Rental and service revenue was down $3,148 year-over-year as state funding of highway construction projects was down from 2002.

        Gross Profit.    Gross profit declined to $147,197 in 2003 from $156,091 in 2002 on the lower revenues. Gross margin improved slightly, however, from 25% to 26% during these respective periods. This improvement is the result of actions management took to integrate the Brambles acquisition, completed at the end of 2001, including branch closures and consolidations, as well as workforce reductions. Approximately 15% of the Company's branches were closed or consolidated early 2002 through late 2003. Additionally, the write-down of off-brand and impaired fleet negatively impacted the Company's operating expenses by $6,333 in 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $136,407 in 2003 from $141,821 in 2002. As with direct costs, this improvement was the result of actions management took to consolidate and centralize branch and administrative operations. Additionally, the Company recorded a $3,769 charge associated with severance and lease termination costs incurred as a result of restructuring initiatives undertaken during 2002. Selling, general and administrative expenses for 2003 included $5,346 of reorganization expenses incurred prior to the bankruptcy filing.

        Reorganization Expenses.    Subsequent to the bankruptcy filing, the Company incurred $8,816 of charges related to the Reorganization. These expenses related to professional fees incurred, amortization of loan origination fees and employee retention-related expenses.

        Goodwill Impairment.    As a result of the Company's bankruptcy filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003. Based on the results of this analysis, the Company recorded a non-cash impairment charge of $138,115 during the second quarter of 2003, which reflected the impairment of the remaining goodwill of the Company.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization declined to $7,699 in 2003 from $9,666, primarily as a result of the expiration of a portion of the Company's non-compete agreements.

        Operating Income (Loss).    As a result of the performance described above, operating income (loss) declined to $(143,840) in 2003 from $4,604 in 2002. Operating income (loss) for the General Rental and Other segment declined to $(106,034) in 2003 from $(3,072) in 2002, and operating income (loss) within the Traffic Safety segment declined to $(37,806) from $7,676 during these respective periods.

        Interest Expense.    Interest expense decreased to $60,600 in 2003 from $71,742 in 2002. Upon filing for bankruptcy, the Company discontinued its monthly accrual for interest associated with the Senior Subordinated Notes, Series B and Series D. If the Company had continued to accrue for this interest, an additional $13,750 of interest expense would have been recognized during 2003.

        Loss from Discontinued Operations.    On June 30, 2002, the Company sold its underground trench shoring business. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are reflected herein as discontinued operations.

        Gain on Disposal of Discontinued Operations.    The gain on the disposal of discontinued operations in 2002 reflects the gain recognized in conjunction with the sale of the underground trench shoring business discussed above.

        Cumulative Effect of a Change in Accounting Principle.    The cumulative effect of a change in accounting principle reflects the charge recognized in conjunction with the adoption of SFAS No. 142, effective January 1, 2002.

        Income Tax Expense.    The Company did not provide any current or deferred income tax provision or benefit during 2002 or 2003 because it experienced significant operating losses. Prior to June 30, 2002, the Company was in a net deferred tax liability position. At June 30, 2002, the Company, as a result of adopting SFAS No. 142, was in a net deferred tax asset position. At that time, it was determined that a full valuation allowance against the net deferred tax asset should be recorded, and no future net deferred tax assets were recorded.

Liquidity, Financial Condition and Capital Resources

        The Company's primary capital requirements are for purchasing new rental equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold or retired as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $98,948, $33,902 and $61,255 in 2004, 2003 and 2002, respectively, and the Company's expenditures for 2005 are expected to be $80,000. The Company's principal sources of cash are cash generated from operations and borrowings available under its credit facility. At December 31, 2004, the Company had approximately $70,000 of availability under its credit facility.

        For the years ended December 31, 2004, 2003 and 2002, the Company's net cash provided by operations was $100,037, $34,599 and $47,123, respectively. The increase in 2004 is the result of improved results of operations, as well as a reduction in the cash deposits required by vendors and performance bonding companies while the Company was in bankruptcy. For the same three years, the Company's net cash (used in) provided by investing activities was $(64,114), ($10,047) and $81,192, respectively. Net cash used in investing activities consists primarily of expenditures for new acquisitions and rental equipment purchases. The Company invested $98,948 in new fleet in 2004, as compared to $33,902 in 2003. The Company received $108,890 in proceeds on the sale of its trench shoring division in 2002. This transaction, in addition to the fleet purchases noted above, caused the changes noted in cash flows from investing activities. Net cash (used in) provided by financing activities was $(47,124), $10,515 and $(117,330) in 2004, 2003 and 2002, respectively. Net cash provided by financing activities consists primarily of borrowings, net of repayments, under the Company's credit facility. The Company utilized the proceeds from the sale of the trench shoring business to repay outstanding indebtedness during 2002.

        On August 17, 2004, the Company entered into a new senior secured credit facility (the "2004 Credit Facility"). The 2004 Credit Facility consists of a $300,000 first lien credit facility, comprised of a $200,000 term loan and a $100,000 revolving loan, and a $275,000 second lien term loan. Proceeds under the 2004 Credit Facility were used to repay the balance outstanding under the credit facility the Company entered into upon its emergence from bankruptcy on February 11, 2004 (the "Exit Credit Facility"). The Company has scheduled principal repayments of $500 quarterly on the first lien facility through the August 17, 2009 maturity date. The interest rate on the first lien debt averages base rate plus 0.5% or LIBOR plus 2.5%. The Company has scheduled principal repayments of $688 quarterly on the second lien term loan through the August 17, 2010 maturity date, and the interest rate is base rate plus 5% or LIBOR plus 6%.

        The 2004 Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to fixed charge coverage ratios and debt leverage ratios. The 2004 Credit Facility also contains various other covenants that restrict the Company's ability to, among other things: 1) incur additional indebtedness, 2) permit liens to attach to its assets and 3) pay dividends or make other restricted payments on its common stock and certain other securities unless certain financial conditions are satisfied. The 2004 Credit Facility is collateralized by substantially all of the Company's assets. In accordance with the terms of the 2004 Credit Facility, management engages an independent, third-party service provider to appraise the Company's rental equipment monthly. The Company is currently in compliance with all covenants governing the 2004 Credit Facility.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of the third quarter of 2005. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2004, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $3,790. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining vesting period of these options.

Factors That May Influence Future Results

Economic Conditions

        Our end-users consist of construction and industrial customers. Changes in these markets may lead to increased or decreased demand for our equipment and services. In addition, general economic declines usually result in lower overall rental rates, which generally adversely impact our business.

Seasonality

        The Company's revenues and operating results fluctuate from quarter to quarter due to the seasonal nature of the markets in which the Company operates. The Company's presence both in the traffic safety and control industry and in the general rental market in the Northeast and Midwest are both highly seasonal in nature, with activity tending to be lower in the winter as compared to the spring and summer.

Indebtedness

        The Company's substantial indebtedness could adversely affect the Company's operations in the future in one or more of the following ways:

  •
  Increases in interest rates could result in increased interest expense and increased cash outflows for debt service;

  •
  The Company's ability to obtain additional financing could be limited as essentially all of the assets of the Company secure the existing indebtedness; and

  •
  Failure to comply with covenants associated with the existing indebtedness could result in the creditors' ability to require accelerated repayment of outstanding indebtedness.

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

Legal Proceedings

        From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. Although the Company does not believe that an adverse ruling in any of these proceedings would have a material adverse impact on the Company's results of operations, the Company's ultimate legal and financial liability resulting from any of these proceedings cannot be estimated with certainty.

Environmental

        The Company's facilities are subject to federal, state and local environmental requirements relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances. The Company believes that its facilities are in substantial compliance with environmental requirements, and that the Company has no material liabilities arising under environmental requirements. However, some risk of environmental liability is inherent in the nature of the Company's business, and, in the future, the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws. The Company reviews its environmental practices at its various locations from time to time.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The 2004 Credit Facility consists of a $300 million first lien credit facility, comprised of a $200 million term loan and a $100 million revolving loan, and a $275 million second lien term loan. Borrowings under the 2004 Credit Facility bear interest, at the Company's option, at a specified base rate or LIBOR rate plus the applicable borrowing margin. At March 1, 2005, the Company had total borrowings under the 2004 Credit Facility of $448 million. Each 100 basis point increase in interest rates on the variable rate debt would decrease annual pretax earnings by approximately $4.5 million. In August 2004, the Company purchased interest rate cap contracts, which cap the interest rate on substantially all of the LIBOR-based debt through 2008 in the event of a significant increase in the underlying interest rate. Because of the interest rate cap levels, management does not believe that these contracts will significantly reduce the Company's expected interest costs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
NES Rentals Holdings, Inc.:

        We have audited the accompanying consolidated balance sheet of NES Rentals Holdings, Inc. and subsidiaries (the Company or the Successor) as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the eleven-month period then ended, and the related consolidated balance sheet of National Equipment Services, Inc. and subsidiaries (the Predecessor) as of December 31, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the one-month period ended January 31, 2004, and the year ended December 31, 2003. | These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 2004, and the results of their operations and their cash flows for the eleven-month period then ended, and the financial position of the Predecessor as of December 31, 2003, and the results of their operations and their cash flows for the one-month period ended January 31, 2004 and the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ KMPG LLP
Chicago, IL March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of NES Rentals Holdings, Inc.:

        In our opinion, the consolidated statements of operations and comprehensive income (loss), of cash flows and of stockholders' equity (deficit) present fairly, in all material respects, the results of operations and cash flows of National Equipment Services, Inc. and its subsidiaries (Predecessor Company) for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ending December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets during 2002.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
April 15, 2003

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share information)

	Successor	Predecessor
	December 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$39,050	$50,251
Trade accounts receivable, net of allowance for doubtful accounts of $5,532 and $5,689, respectively	129,826	125,381
Inventory, net of reserves	14,863	13,928
Prepaid expenses and other assets	22,852	38,109
Rental equipment, net of depreciation	383,934	407,362
Property and equipment, net of depreciation	26,969	35,728
Unamortized debt issuance costs	13,323	—
Unamortized intangible assets	9,421	1,010

Total assets	$640,238	$671,769

Liabilities
Book overdraft (checks yet to clear)	$341	$17,487
Trade accounts payable	29,078	4,846
Accrued expenses and other liabilities	45,750	35,521
Debt	474,640	1,714
Liabilities subject to compromise	—	897,380

Total liabilities	549,809	956,948
Commitments and contingencies	—	—
Stockholders' equity (deficit)
Successor common stock, $0.01 par value, 25,000 shares authorized; 19,004 shares issued, 19,004 shares outstanding	190	—
Predecessor common stock, $0.01 par value, 100,000 shares authorized; 24,170 shares issued, 21,151 shares outstanding	—	241
Successor additional paid-in capital	151,642	—
Predecessor additional paid-in capital	—	123,887
Accumulated deficit	(62,248)	(391,896)
Predecessor treasury stock at cost, 3,019 shares	—	(19,062)
Accumulated other comprehensive income	845	1,651

Total stockholders' equity (deficit)	90,429	(285,179)

Total liabilities and stockholders' equity (deficit)	$640,238	$671,769

See accompanying notes to consolidated financial statements.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share information)

	Successor	Predecessor
	For the eleven months ended December 31, 2004	For the month ended January 31, 2004	For the year ended December 31, 2003	For the year ended December 31, 2002
Revenues
Rental and service revenues	$458,065	$33,068	$482,848	$513,545
New equipment sales	31,661	3,318	34,006	41,897
Rental equipment sales	40,424	2,120	30,220	39,162
Other revenues	18,038	1,424	20,025	26,730

Total revenues	548,188	39,930	567,099	621,334

Cost of revenues
Cost of rental and service revenues	235,707	17,454	242,162	248,362
Rental equipment depreciation	124,022	8,138	106,759	119,731
Cost of new equipment sold	25,941	2,802	27,955	35,779
Cost of rental equipment sold	29,558	1,328	22,348	30,129
Other operating expenses	19,069	1,498	20,678	31,242

Total cost of revenues	434,297	31,220	419,902	465,243

Gross profit	113,891	8,710	147,197	156,091
Selling, general and administrative expenses	124,199	9,670	136,407	141,821
Reorganization expenses	—	1,973	8,816	—
Fresh start accounting adjustments	—	(50,667)	—	—
Goodwill impairment	—	—	138,115	—
Non-rental depreciation and amortization	16,402	858	7,699	9,666

Operating income (loss)	(26,710)	46,876	(143,840)	4,604
Other income, net	483	80	901	1,593
(Loss) gain on discharge of debt	(5,468)	241,128	—	—
Interest expense (contractual interest of $4,921 for the month ended January 31, 2004 and $74,350 for the year ended December 31, 2003)	30,439	2,629	60,600	71,742

(Loss) income from continuing operations before income taxes	(62,134)	285,455	(203,539)	(65,545)
Income tax expense	114	—	—	—

(Loss) income from continuing operations	(62,248)	285,455	(203,539)	(65,545)

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(518)	(3,409)
Gain on disposal of discontinued operations, net of tax	—	—	—	4,902

(Loss) income before cumulative effect of a change in accounting principle	(62,248)	285,455	(204,057)	(64,052)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(129,505)

Net (loss) income	$(62,248)	$285,455	$(204,057)	$(193,557)
Other comprehensive (loss) income	845	(276)	6,260	6,492

Comprehensive (loss) income	$(61,403)	$285,179	$(197,797)	$(187,065)

Basic loss per common share	$(3.28)
Diluted loss per common share	$(3.28)
Weighted average shares outstanding:
Basic calculation	19,004
Diluted calculation	19,004

See accompanying notes to consolidated financial statements.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	For the eleven months ended December 31, 2004	For the one month ended January 31, 2004	For the year ended December 31, 2003	For the year ended December 31, 2002
Cash flows from operating activities:
Net (loss) income	$(62,248)	$285,455	$(204,057)	$(193,557)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	140,490	8,996	114,458	122,654
Goodwill impairment	—	—	138,115	—
Cumulative effect of a change in accounting principle	—	—	—	129,505
Amortization of debt issuance costs and debt discount	7,431	—	8,941	7,871
Gain on sale of equipment	(10,870)	(861)	(8,070)	(9,783)
Gain on sale of discontinued operations	—	—	—	(4,902)
Write-down of long-lived assets	—	—	—	6,743
Changes in operating assets and liabilities:
Trade accounts receivable	(7,186)	2,741	(3,681)	(20,950)
Inventory	(449)	(61)	4,258	8,599
Prepaid expenses and other assets	18,379	(2,745)	(18,447)	(8,271)
Trade accounts payable	2,363	(583)	(2,682)	6,141
Accrued expenses and other liabilities	9,077	1,903	5,583	(1,033)
Chapter 11 items:
Fresh start accounting adjustments	—	(50,667)	—	—
Gain on discharge of debt	—	(241,128)	—	—
Net cash flows provided by discontinued operating activities	—	—	181	4,106

Net cash flows provided by operating activities	$96,987	$3,050	$34,599	$47,123

Cash flows from investing activities:
Proceeds received from sale of discontinued operations	—	—	—	108,890
Purchases of rental equipment	(94,586)	(4,362)	(33,902)	(61,255)
Proceeds from sale of rental equipment	40,424	2,120	30,220	39,162
Purchases of property and equipment	(12,215)	(819)	(9,123)	(7,688)
Proceeds from sale of property and equipment	5,213	111	2,758	2,083

Net cash flows provided by (used in) investing activities	$(61,164)	$(2,950)	$(10,047)	$81,192

Cash flows from financing activities:
Proceeds from debt	476,919	481,172	—	52,200
Payments on debt	(477,817)	(482,363)	(5,882)	(158,659)
Net proceeds under revolving credit facility	(7,135)	—	—	—
Payments of debt issuance costs	(14,476)	(6,278)	(600)	(3,321)
(Decrease) increase in book overdraft (checks yet to clear)	(15,826)	(1,320)	16,997	(7,550)

Net cash (used in) provided by financing activities	$(38,335)	$(8,789)	$10,515	$(117,330)

Net (decrease) increase in cash and cash equivalents	(2,512)	(8,689)	35,067	10,985
Cash and cash equivalents at beginning of period	41,562	50,251	15,184	4,199

Cash and cash equivalents at end of period	$39,050	$41,562	$50,251	$15,184

Supplemental Cash Flow Information:
Cash paid for interest	$24,617	$2,663	$45,999	$66,167
Cash paid for income taxes	651	49	939	932

See accompanying notes to consolidated financial statements.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share information)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Stock Subscriptions Receivable	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2001 (Predecessor)	24,170	$241	$123,887	$6,468	$(102)	$(19,062)	$(11,101)	$100,331
Accretion of preferred stock	—	—	—	(500)	—	—	—	(500)
Payments received	—	—	—	—	22	—	—	22
Net change in fair value of derivative instrument	—	—	—	—	—	—	6,492	6,492
Net loss	—	—	—	(193,557)	—	—	—	(193,557)

Balance at December 31, 2002 (Predecessor)	24,170	$241	$123,887	$(187,589)	$(80)	$(19,062)	$(4,609)	$(87,212)
Accretion of preferred stock	—	—	—	(250)	—	—	—	(250)
Payments received	—	—	—	—	80	—	—	80
Net change in fair value of derivative instrument	—	—	—	—	—	—	4,609	4,609
Foreign currency translation	—	—	—	—	—	—	1,651	1,651
Net loss	—	—	—	(204,057)	—	—	—	(204,057)

Balance at December 31, 2003 (Predecessor)	24,170	$241	$123,887	$(391,896)	$—	$(19,062)	$1,651	$(285,179)
Foreign currency translation	—	—	—	—	—	—	(276)	(276)
Net income	—	—	—	285,455	—	—	—	285,455
Elimination of Predecessor equity accounts under fresh start accounting	(24,170)	(241)	(123,887)	106,441	—	19,062	(1,375)	—

Balance at January 31, 2004 (Predecessor)	—	$—	$—	$—	$—	$—	$—	$—
Distribution of new common stock upon emergence	19,004	190	151,642	—	—	—	—	151,832
Foreign currency translation	—	—	—	—	—	—	845	845
Net loss	—	—	—	(62,248)	—	—	—	(62,248)

Balance at December 31, 2004 (Successor)	19,004	$190	$151,642	$(62,248)	$—	$—	$845	$90,429

See accompanying notes to consolidated financial statements.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share information)

1.     Organization and Basis of Presentation

        NES Rentals Holdings, Inc. (the "Company" or the "Successor") is principally a holding company organized under the laws of Delaware. The Company conducts its operations through its wholly-owned subsidiaries. The Company operates equipment rental, sales and service facilities primarily located throughout the United States of America. The Company rents various types of equipment to a diverse customer base, including construction, automotive and other industrial users. The Company also sells new equipment and used equipment from its rental fleet, sells related parts and provides other services. The nature of the Company's business is such that short-term obligations are met typically by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis. The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        As a result of the Company's Reorganization as described in Note 2, the Company has applied fresh start reporting pursuant to the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") as of January 31, 2004. As a result of the application of fresh start reporting on January 31, 2004, the post-emergence financial results of the Company for the eleven-month period ended December 31, 2004 is presented as the results of the "Successor," and the pre-emergence financial results for the month ended January 31, 2004 and the year ended December 31, 2003 are presented as the results of the "Predecessor." Per share and share information for the Predecessor Company for all periods presented herein have been omitted as such information is deemed to be not meaningful. Refer to Note 4 for further discussion regarding the application of fresh start reporting.

2.     Reorganization

        On June 27, 2003, National Equipment Services, Inc. (the "Predecessor Company") and its U.S. subsidiaries (collectively, the "Debtors") filed for voluntary reorganization under Chapter 11 (the "Reorganization") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the Northern District of Illinois ("Bankruptcy Court"). The Predecessor Company's Canadian subsidiary, which represented less than 2% of total revenues and total assets of the Predecessor Company, was not included in the petition. From June 27, 2003 through February 11, 2004, the Debtors continued to operate as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. The Debtors' fourth amended joint plan of reorganization (the "Plan of Reorganization") was confirmed by the Bankruptcy Court on January 23, 2004, and the Debtors emerged from bankruptcy on February 11, 2004 (the "Effective Date").

        The Plan of Reorganization provided for the cancellation, as of the Effective Date, of all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Predecessor Company (the "Old Common Stock"), all of the issued and outstanding shares of preferred stock of the Predecessor Company, and all other outstanding securities of the Predecessor Company, including common stock options.

        On the Effective Date, National Equipment Services, Inc. merged into NES Rentals, Inc. NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc. NES Rentals, Inc. is a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of NES Rentals Holdings, Inc., which is the successor company to National Equipment Services, Inc. The Company has 25,000 authorized shares of common stock, par value $0.01 per share (the "New Common Stock").

        In accordance with the Plan of Reorganization, (i) holders of general unsecured claims, including the holders of the Predecessor Company's Senior Subordinated Notes due 2004, Series B (the "Series B Notes") and Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), received 97.5% of the New Common Stock, (ii) the holders of the Predecessor Company's preferred stock received 2.0% of the New Common Stock, and (iii) the holders of the Predecessor Company's Old Common Stock received 0.5% of the New Common Stock.

3.     Significant Accounting Policies

  Cash and Cash Equivalents

        Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

  Trade Accounts Receivable

        Trade accounts receivable represents amounts due from customers on rental and service contracts and equipment sales. Allowances for doubtful accounts are estimated at each balance sheet date based on the age of the receivables from the due date. Accounts are written-off as they are determined to be uncollectible. Bad debt expense totaled $7,430, $963, $9,522 and $6,004 for the eleven months ended December 31, 2004, the month ended January 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

  Inventory

        Inventory primarily consists of new and used equipment held for sale, supplies, and spare parts held for sale and internal maintenance. Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method or the weighted average cost method. Reserves for excess and obsolete inventory are estimated at each balance sheet date.

  Rental Equipment

        Rental equipment is recorded at cost at the date of purchase. Depreciation of rental equipment is computed using the straight-line method over one to fifteen year estimated useful lives. Accumulated depreciation on rental equipment was $106,088 and $353,126 at December 31, 2004 and 2003, respectively. When rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related net book value of the equipment are recognized in the period of disposal and reported as revenue from rental equipment sales and cost of rental equipment sales in the consolidated statements of operations and comprehensive income (loss). Rental equipment depreciation expense totaled $124,022, $8,138, $106,759 and $119,731 for the eleven months ended December 31, 2004, the month ended January 31, 2004 and the years ended December 31, 2003 and 2002, respectively. Rental equipment depreciation expense includes depreciation expense on service vehicles. Ordinary repairs and maintenance costs are charged to operations as incurred.

  Property and Equipment

        Property and equipment are recorded at cost at the date of purchase. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	30 years
Vehicles	3-10 years
Machinery and equipment	5-10 years
Computers, furniture and fixtures	3-7 years
Leasehold improvements	Over the shorter of lease term or estimated useful life

        When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in the consolidated statements of operations and comprehensive income (loss). Ordinary repairs and maintenance costs are charged to operations as incurred.

  Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. If this comparison indicates that an impairment exists, the amount of the impairment is measured by comparing the carrying value to the fair market value of the asset. The Company recognized impairments of $3,093, $831 and $6,743, related to capitalized software development costs, rental fleet and buildings during the eleven months ended December 31, 2004 and the years ended 2003 and 2002, respectively, which are appropriately included as depreciation expense in the consolidated statements of operations and comprehensive income (loss).

  Goodwill

        Goodwill consists of the capitalized excess cost over acquired net assets. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," that superseded APB Opinion No. 17, Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under this standard, goodwill is not amortized but is subject to annual impairment testing on a reporting unit level. The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, impairment losses of goodwill are charged to operations.

        The Company completed its initial impairment analysis in the second quarter of 2002 and recorded a non-cash impairment charge of approximately $155,102 ($129,505, net of tax benefit), as a cumulative effect of a change in accounting principle retroactive to January 1, 2002, in the consolidated statement of operations and comprehensive income (loss). As a result of the Company's bankruptcy filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003. Based on the results of this analysis, the Company recorded a non-cash impairment charge of $138,115 in the second quarter of 2003, which reflected the impairment of the remaining goodwill of the Company.

  Unamortized Debt Issuance Costs

        At December 31, 2004, unamortized debt issuance costs consisted of $14,390 related to the Company's senior secured credit facility, all of which were stated at cost and amortized to interest expense using the effective interest rate method over the life of the facility. Accumulated amortization related to these costs aggregated $1,067 at December 31, 2004.

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carryforwards expire.

  Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The carrying value of the senior secured credit facility approximates fair value as the interest rate is reset periodically to reflect current market rates.

  Hedging Instruments

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS No. 133") require that all derivative financial instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period as charges or credits to operations or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and the Company's geographic dispersion. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral on trade accounts receivable. The Company maintains an allowance for doubtful accounts on its trade accounts receivable based upon expected collectibility.

  Stock-Based Compensation

        The Company accounts for its stock-based employee compensation plan, which is described more fully in Note 17, under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the intrinsic value method, no compensation expense was recognized for the Company's stock option plan. Had compensation expense been determined based on the fair value at the grant date for awards under this plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been as follows for the eleven months ended December 31, 2004:

Net loss, as reported	$(62,248)
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(1,786)

Pro forma net loss	$(64,034)
Basic loss per share, as reported	$(3.28)
Pro forma basic loss per share	$(3.37)
Diluted loss per share, as reported	$(3.28)
Pro forma diluted loss per share	$(3.37)

        The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options granted on the date of their grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Risk-free interest rate	3.5%
Expected life	5 years
Expected volatility	60%
Expected dividend yield	—

        The weighted average fair value of options granted was $3.98 in 2004. The number of options exercisable at December 31, 2004 was 350. These disclosures are omitted for 2003 as all previously issued options were cancelled upon the Company's emergence from bankruptcy on February 11, 2004, and, thus, this information is deemed to be not meaningful.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, useful lives and recoverability of long-lived assets, residual values of rental equipment and reserves and allowances for trade accounts receivable and inventory. Actual results could differ from those estimates.

  Revenue Recognition

        Rental revenues in the consolidated statements of operations and comprehensive income (loss) include revenue earned on equipment rentals and rental equipment delivery and pick-up fees. Revenues from equipment rentals are recognized ratably over the contract term. Service revenue is recognized as the work is completed. For construction-related contracts, which comprise approximately 3% of total revenues, revenues are recognized based on the percentage of work completed. Revenues from equipment and part sales are recognized at the point of delivery. Unbilled revenues at December 31, 2004 and 2003 were $30,819 and $32,805, respectively.

  Foreign Currency Translation

        The Company's Canadian subsidiary maintains its books and records in Canadian dollars. Assets and liabilities of the Canadian subsidiary are translated into U.S. dollars using exchange rates at the end of the year. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders' equity (deficit).

  Shipping and Handling Costs

        Shipping and handling costs are included in cost of revenues in the accompanying statements of operations and comprehensive income (loss).

  Reclassifications

        Certain reclassifications of prior year consolidated financial statement amounts have been made to conform to the current year presentation.

4.     Fresh Start Reporting

        Pursuant to SOP 90-7, the accounting for the effects of the Predecessor Company's reorganization occurred once the Plan of Reorganization was confirmed by the Bankruptcy Court and there were no remaining contingencies material to completing the implementation of the Plan of Reorganization. As discussed in Note 2, the Predecessor Company's Plan of Reorganization was approved on January 23, 2004, and the Company emerged from bankruptcy on February 11, 2004. For financial reporting purposes, fresh start reporting was applied as of January 31, 2004.

        In accordance with SOP 90-7, the results of operations for the month ended January 31, 2004 include a pre-emergence gain of $241,128 resulting from the discharge of debt and other liabilities under the Plan of Reorganization and a pre-emergence gain of $50,667 resulting from the aggregate remaining changes to the net carrying value of the Predecessor Company's pre-emergence assets and liabilities to reflect the fair values under fresh start reporting. The Predecessor Company's estimated reorganization value at January 31, 2004, which approximates the amount a willing buyer would pay for the assets of the Company immediately after the Reorganization, was $716,252. The Company estimated the reorganization value for purposes of fresh start reporting utilizing the estimated value of the Company on an enterprise basis (the "Enterprise Value"), adjusted to exclude liabilities at January 31, 2004.

        The Enterprise Value was determined by valuation specialists using the following three methodologies: (a) the application of public market valuation multiples to the Predecessor Company's recent historical financial results, (b) the application of completed merger and acquisition transaction valuation multiples to the Predecessor Company's recent historical financial results, and (c) a calculation of the present value of the debt-free cash flows on management's projections, including an assumption for a terminal value (the "DCF Analysis"). The DCF Analysis involves deriving the debt-free cash flows that the Company would generate assuming the projections developed by management are realized. These cash flows and an estimated value of the Company at the end of the projected period (the "Terminal Value") are discounted at the Company's estimated post-Reorganization weighted average cost of capital (14%). The financial projections utilized in the DCF analysis were developed by management and are based on estimates and assumptions, which include, but are not limited to, estimates and assumptions with respect to pricing by market, capital spending and working capital levels, and the development of a discount rate that is utilized to convert future projected cash flows to their estimated present value. The estimated projections and assumptions, while considered reasonable by management, may not be realized and are inherently subject to uncertainties and contingencies, which could significantly affect the measurement of the Enterprise Value and the reorganization value. Based on the above methodologies, the Enterprise Value was determined to be $633,000.

        Under fresh start reporting, the estimated reorganization value has been allocated to the Company's assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Valuations performed by valuation specialists were required to determine the fair value of certain of the Company's assets as presented below. The consolidated balance sheet presented below gives effect to the Plan of Reorganization and the application of fresh start reporting at January 31, 2004.

	Predecessor January 31, 2004	Discharge of Debt and Exit Financing		Cancellation of Old Equity		Fresh Start Adjustments		Successor January 31, 2004
Assets
Cash and cash equivalents	$47,840	$(6,278	)(a)	$—		$—		$41,562
Trade accounts receivable	123,988	—		—		—		123,988
Inventory	13,989	—		—		425	(g)	14,414
Unamortized debt issuance costs	—	6,278	(b)	—		—		6,278
Prepaid expenses and other assets	40,854	—		—		386	(h)	41,240
Rental equipment	402,911	—		—		25,306	(i)	428,217
Property and equipment	35,050	—		—		9,330	(i)	44,380
Unamortized intangible assets	953	—		—		15,220	(j)	16,173

Total assets	$665,585	$—		$—		$50,667		$716,252

Liabilities
Liabilities not subject to compromise
Book overdraft	$16,167	$—		$—		$—		$16,167
Trade accounts payable	4,263	22,268	(c)	—		—		26,531
Accrued interest	184	—		—		—		184
Accrued expenses and other liabilities	38,866	—		—		—		38,866
Exit credit facility	—	481,172	(d)	—		—		481,172
Capital leases	1,501	—		—		—		1,501
Liabilities subject to compromise	896,399	(896,399	)(e)	—		—		—

Total liabilities	957,380	(392,959)		—		—		564,421
Stockholders' equity (deficit):
Successor common stock	—	189	(e)	—		—		189
Predecessor common stock	241	—		(241	)(f)	—		—
Successor additional paid-in capital	—	151,642	(e)	—		—		151,642
Predecessor additional paid-in capital	123,887	—		(123,887	)(f)	—		—
Accumulated deficit	(398,233)	241,128	(e)	105,066	(f)	52,039	(k)	—
Predecessor treasury stock	(19,062)	—		19,062	(f)	—		—
Accumulated other comprehensive income	1,372	—		—		(1,372	)(k)	—

Total stockholders' equity (deficit)	(291,795)	392,959		—		50,667		151,831

Total liabilities and stockholders' equity (deficit)	$665,585	$—		$—		$50,667		$716,252

Adjustments reflected in the consolidated balance sheet are as follows:

(a)
Represents payment of debt issuance costs for the Exit Credit Facility.

(b)
Represents recognition of debt issuance costs consisting of fees and expenses of the Exit Credit Facility.

(c)
Represents the accrual of liabilities upon emergence under the Plan of Reorganization related to priority, administrative and vendor claims.

(d)
Represents the proceeds under the Exit Credit Facility which were used to repay the existing indebtedness.

(e)
Represents the elimination of pre-petition liabilities discharged under the Plan of Reorganization as follows:

Liabilities subject to compromise	$896,399
Form of settlement:
Issuance of New Common Stock	(151,831)
Issuance of Exit Credit Facility	(481,172)
Amounts reclassified to accounts payable for certain estimated cure payments with respect to priority, administrative and vendor claims	(22,268)

Gain on discharge of debt	$241,128

(f)
Represents cancellation of Predecessor Company common stock under fresh start reporting.

(g)
Represents adjustment to reflect the Company's estimated fair value of inventory held for sale to third parties under fresh start reporting.

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

5.     Loss Per Share

        As all of the Predecessor Company's common stock was cancelled pursuant to the terms of the Plan of Reorganization, earnings (loss) per share information for all Predecessor periods presented on the consolidated statement of operations and comprehensive income (loss) has been omitted as such information is deemed to be not meaningful.

        The Company's stock options were excluded from the computation of diluted loss per share for the eleven months ended December 31, 2004 because inclusion would be anti-dilutive by reducing the loss per share.

6.     Disposition

        On June 30, 2002, the Company sold its underground trench shoring business. The proceeds of $108,890 from the sale were used to repay indebtedness under the Predecessor Company's previous credit facility. In accordance with SFAS No. 144, the financial condition and results of operations of this business are presented herein as discontinued operations and prior periods have been restated. Components of amounts presented as discontinued operations in the consolidated statements of operations and comprehensive income (loss) are as follows:

2002
Total revenues	$23,962
Operating income	260
Other income, net	22
Interest expense, net	3,691

Loss from discontinued operations	$(3,409)

        The Company incurred $518 of losses associated with discontinued operations in 2003 related to write-offs of accounts receivable of the underground trench shoring business which was sold in 2002.

7.     Inventory

        Inventory, net of reserves consisted of the following at December 31:

	Successor	Predecessor
	2004	2003
New equipment	$3,221	$4,300
Used equipment	781	344
Supplies	4,605	3,198
Parts	8,280	9,689

	$16,887	$17,531
Reserves for excess and obsolete inventory	(2,024)	(3,603)

	$14,863	$13,928

8.     Property and Equipment

        Property and equipment, net of accumulated depreciation consisted of the following at December 31:

	Successor	Predecessor
	2004	2003
Land	$2,573	$3,046
Buildings and improvements	4,909	12,201
Vehicles	20,169	43,715
Machinery and equipment	6,939	12,846
Computers, furniture and fixtures	8,367	17,814
Leasehold improvements	3,580	6,544

	$46,537	$96,166
Accumulated depreciation	(19,568)	(60,438)

	$26,969	$35,728

        Property and equipment depreciation expense aggregated $9,707, $802, $6,846 and $8,137 for the eleven months ended December 31, 2004, the month ended January 31, 2004 and the years ended December 31, 2003 and 2002, respectively. Depreciation expense on service vehicles is included in rental equipment depreciation expense in the accompanying consolidated statements of operations and comprehensive income (loss).

9.     Intangible Assets

        Intangible assets, net of accumulated amortization consisted of the following at December 31:

	Successor	Predecessor
	2004	2003
Non-compete agreements	$1,483	$8,491
Customer relationships	10,927	—

	$12,410	$8,491
Accumulated amortization	(2,989)	(7,481)

	$9,421	$1,010

        Non-compete agreements and customer relationships are amortized on a straight-line basis over five years. In conjunction with the adoption of fresh start accounting, the Company also recorded an intangible asset of $4,293 related to customer backlog which was fully amortized during 2004. Amortization expense was $6,693, $56, $853 and $1,529 for the eleven months ended December 31, 2004, the month ended January 31, 2004 and the years ended December 31, 2003 and 2002, respectively. Amortization expense for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $2,435, $2,433, $2,185, $2,185 and $183, respectively.

        At December 31, 2002, the Company had goodwill related to acquisitions recorded on its balance sheet. In accordance with SFAS No. 142, goodwill is subject to annual impairment test on a reporting unit level. As a result of the Company's bankruptcy filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003. Based on the results of this analysis, the Company recorded a non-cash impairment charge of $138,115 during the second quarter of 2003, which reflected the amortization of the remaining goodwill of the Company.

        Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows:

	Traffic Safety	General Rental	Total
Balance as of December 31, 2001	$39,645	$315,743	$355,388
Impairment as a result of the adoption of SFAS 142	—	(155,102)	(155,102)
Goodwill disposed of related to sale of trench shoring business	—	(62,171)	(62,171)

Balance as of December 31, 2002	$39,645	$98,470	$138,115
Impairment loss	(39,645)	(98,470)	(138,115)

Balance as of December 31, 2003	$—	$—	$—

10.   Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consisted of the following at December 31:

	Successor	Predecessor
	2004	2003
Deposits	$14,070	$26,845
Prepaid expenses	6,598	6,260
Other assets	256	3,286
Other receivables	1,928	1,718

	$22,852	$38,109

11.   Accrued Expenses

        Accrued expenses consisted of the following at December 31:

	Successor	Predecessor
	2004	2003
Accrued interest	2,760	174
Accrued compensation and benefits	13,286	7,835
Accrued insurance reserves	12,020	7,500
Accrued property and sales taxes	4,190	7,093
Integration and restructuring reserves	1,870	1,622
Other accrued expenses	11,624	11,297

	$45,750	$35,521

12.   Liabilities Subject to Compromise

        Liabilities subject to compromise consisted of the following at December 31, 2003:

Predecessor
2003
Accounts payable	$21,437
Accrued interest	15,448
Accrued expenses	6,299
Debt	757,150
Senior mandatorily redeemable preferred stock	97,046

$897,380

        At December 31, 2003, the amounts above were subject to adjustment depending on further developments with respect to the Reorganization. As a result of the Debtors filing for Reorganization, no principal or interest payments could be made on the Predecessor Company's Series B Notes and Series D Notes. As a result, interest on the Series B Notes and the Series D Notes was not accrued or recorded after June 27, 2003. Contractual interest expense not accrued or recorded totaled $13,750 for the year ended December 31, 2003 and $2,292 for the month ended January 31, 2004.

13.   Debt and Liquidity

        Debt consisted of the following at December 31:

	Successor	Predecessor
	2004	2003
Term loan, interest at base rate plus 0.5% or LIBOR plus 2.5%	$199,500	$—
Revolving loan, interest at base rate plus 0.5% or LIBOR plus 2.5%	146	—
Term loan, interest at base rate plus 5% or LIBOR plus 6%	274,312	—
Revolving credit facility loan, interest at prime rate plus 1.75% or the eurodollar rate plus 3%	—	412,817
Term loan, interest at prime rate plus 1.75% or the eurodollar rate plus 3%	—	69,333
Senior Subordinated Notes, Series B and D, face value of $275,000, interest at 10%	—	275,000
Capital lease obligations	682	1,714

	$474,640	$758,864

        All of the Predecessor Company's debt at December 31, 2003, with the exception of the capital lease obligations, was subject to compromise.

        As of December 31, 2002, the Predecessor Company was in default under the financial covenants governing its credit facility. As of January 23, 2003, the Predecessor Company and the lenders under the credit facility entered in a forbearance agreement with an initial expiration of March 14, 2003. As of March 14, 2003, the Predecessor Company and the lenders under the credit facility entered into a second forbearance agreement which extended the forbearance period until May 14, 2003, subject to earlier expiration upon the occurrence of certain circumstances. This forbearance period was subsequently extended to June 15, 2003.

        The Predecessor Company also had $100,000 of Series B Notes and $175,000 of Series D Notes outstanding prior to the Reorganization. In accordance with the Plan of Reorganization, the holders of the Predecessor Company's Series B Notes and Series D Notes received 97.5% of the New Common Stock created upon emergence from bankruptcy. The Predecessor Company ceased accruing interest on the Series B Notes and the Series D Notes upon filing for bankruptcy protection.

        Prior to seeking protection in bankruptcy on June 27, 2003, the Predecessor Company obtained Debtor-in-Possession financing which provided up to $30,000 of availability to the Predecessor Company to fund operations during the bankruptcy period. The financing required that the Predecessor Company meet certain financial tests monthly during the period that the facility was in place. The Predecessor Company did not borrow any funds from this financing source during the period it was in place.

        In connection with the Company's emergence from bankruptcy on February 11, 2004, the Company entered into a senior secured credit facility (the "Exit Credit Facility"). The Exit Credit Facility consisted of $285,000 of term loan facilities and a $205,000 revolving credit facility.

        On August 17, 2004, the Company entered into a new senior secured credit facility (the "2004 Credit Facility"). The 2004 Credit Facility consists of a $300,000 first lien credit facility, comprised of a $200,000 term loan and a $100,000 revolving loan, and a $275,000 second lien term loan. Proceeds under the 2004 Credit Facility were used to repay the balance outstanding under the Exit Credit Facility. The Company has scheduled principal repayments of $500 quarterly on the first lien credit facility through the August 17, 2009 maturity date. The interest rate on the first lien debt averages base rate plus 0.5% or LIBOR plus 2.5%. The second lien term loan expires on August 17, 2010 and the interest rate is base rate plus 5% or LIBOR plus 6%. The Company has scheduled principal repayments of $688 quarterly on the second lien term loan through the maturity date. The Company recognized a loss on the discharge of the debt related to the write-off of $5,468 of unamortized debt issuance costs associated with the Exit Credit Facility.

        The 2004 Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to fixed charge coverage ratios and debt leverage ratios. The 2004 Credit Facility also contains various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets and 3) pay dividends or make other restricted payments on its common stock and certain other securities unless certain financial conditions are satisfied. The 2004 Credit Facility is collateralized by substantially all of the Company's assets. The Company is currently in compliance with all covenants governing the 2004 Credit Facility.

        The Company is a holding company with no independent operations, and the Company's assets (excluding the intercompany receivables and common stock of its subsidiaries) are insignificant. All of the Company's subsidiaries are directly or indirectly wholly owned by the Company. There are no restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan. The separate financial statements of each of these wholly owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. In addition, the Company has pledged the stock of each of its subsidiaries as further security for the Company's obligations under the 2004 Credit Facility.

        The Company had $29,364 of irrevocable, stand-by letters of credit outstanding as of December 31, 2004, related primarily to collateral for performance bonding and insurance requirements. These letters of credit have automatic renewal clauses. Capital lease obligations relate primarily to leases for selected delivery vehicles. The Company's weighted average interest rate was 6.8%, 7.1%, 8.8% and 8.4% for the eleven months ended December 31, 2004, the month ended January 31, 2004 and the years ended 2003 and 2002, respectively. The Company's debt, including capital lease obligations, matures as follows:

2005	$5,136
2006	4,951
2007	4,831
2008	4,756
2009	194,394
Thereafter	260,572

$474,640

14.   Senior Mandatorily Redeemable Convertible Preferred Stock

        During 1999, the Predecessor Company issued 100 shares of Senior Mandatorily Redeemable Convertible Preferred Stock, Series A (the "Preferred Shares") for proceeds of approximately $100,000, less a 5% facility fee. Each Preferred Share was convertible at the option of the holder into a number of shares of the Old Common Stock. The $5,000 facility fee was being accreted over the period from the issuance to the redemption date of the Preferred Shares. However, in conjunction with the filing for Reorganization, accretion of the facility fee was discontinued. In accordance with the Plan of

Reorganization, the holders of the Preferred Shares received 2.0% of the New Common Stock created upon emergence from bankruptcy.

15.   Reorganization Expenses

        Expenses incurred as a result of the bankruptcy filing were segregated from normal operations and are disclosed separately. These expenses consist of the following:

	Month Ended January 31, 2004	Year Ended December 31, 2003
Professional fees	$1,213	$6,676
Loan origination fees	—	1,440
Employee retention expenses	760	700

	$1,973	$8,816

        Professional fees consist of costs for financial advisors, legal counsel, consulting and other costs related to professional services received. Loan origination fees consist primarily of the write-off of the remaining unamortized loan origination costs in accordance with SOP 90-7 based on the amount of allowed claims related to the Series B Notes and the Series D Notes. Employee retention expenses result from a retention program approved by the Bankruptcy Court to ensure the retention of certain key employees. The professional fees and the employee expenses were cash charges.

16.   Derivative Financial Instruments

        Derivative financial instruments are used by the Company principally to reduce exposures to market risks resulting from fluctuations in interest rates by creating offsetting exposures. The Company is not a party to leveraged derivatives. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

        In April 2001, the Predecessor Company entered into an interest rate swap contract, which fixed the interest rate at 4.71% on $400,000 of variable rate debt through April 2003. The Predecessor Company's interest rate swap was designated as a cash flow hedge. For the interest rate swap, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Changes in the fair value of the swap were recorded in other comprehensive income and in the balance sheet as a component of accrued expenses and other liabilities.

17.   Stock Option Plan

        During 2004, the Company established a plan in which options to purchase shares of Common Stock can be granted to directors, officers and key employees of the Company, and other individuals. Up to 1,400 shares of Common Stock may be issued under this plan. During the third quarter of 2004, 1,400 options were granted under the plan at an exercise price of $7.80. These options vest over three years from the grant date and expire seven years from the grant date. At December 31, 2004, 350 stock options were exercisable. The Company's stock options were excluded from the computation of diluted loss per share in the periods presented herein because inclusion would be anti-dilutive by reducing the loss per share.

        Disclosures related to the Predecessor Company's stock option plan for all periods presented in the consolidated financial statements have been omitted as such information is deemed to be not meaningful. All options related to the Predecessor Company's stock option plan were cancelled upon the Company's emergence from bankruptcy on February 11, 2004.

18.   Director's Deferred Compensation Plan

        During 2004, the Company established a plan in which each of the new directors received 20 deferred compensation units, with each unit equivalent to one share of New Common Stock. The deferred compensation units generally vest over time. In the event of a "change of control" (as defined in the plan) of the Company, the deferred compensation units will immediately vest in full, and provide that any payment to the new directors, in respect of their units, will be equal to the per share amount received by holders of New Common Stock. If the change in control occurs prior to April 1, 2006, the minimum payment to each director will equal $250. The Company accrues the value of the award over the vesting period.

19.   Income Taxes

        The provision (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to the loss from continuing operations before income taxes as a result of the following:

	Successor	Predecessor
	For the Eleven Months Ended December 31, 2004	For the Month Ended January 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002
Federal income tax expense (benefit) at 35%	$(21,817)	$99,922	$(71,294)	$(22,941)
State income taxes, net of federal benefit	—	—	(5,273)	(2,261)
Goodwill	2,207	—	11,422	—
Net operating loss utilized	—	(4,784)	—	—
Preferred equity cancellation	—	(34,006)	—	—
Other	(53)	60	624	1,611
Change in valuation allowance	19,777	(61,192)	64,521	23,591

Income tax expense	$114	$—	$—	$—

        The tax benefit on the cumulative effect of a change in accounting principle in 2002 resulted in a tax rate less than the expected tax rate due to the write-off of goodwill that was not deductible for tax purposes. Income tax expense (benefit), related to alternative minimum tax payments, included in the statements of operations and comprehensive income (loss) was as follows:

	Successor	Predecessor
	For the Eleven Months Ended December 31, 2004	For the Month Ended January 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002
Current income tax expense:
Federal	$90	$—	$—	$—
State	24	—	—	—

Total current income tax expense	114	—	—	—

Deferred income tax benefit:
Federal	—	—	—	(23,299)
State	—	—	—	(2,297)

Total deferred income tax benefit	$—	$—	$—	$(25,596)

Total income tax expense (benefit)	$114	$—	$—	$(25,596)

        Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or benefits are based on the changes in the deferred income tax assets or liabilities from period to period. Deferred income taxes have been provided for the temporary differences between the financial statement and the income tax bases of the Company's assets and liabilities as follows:

	Successor	Predecessor
	2004	2003
Deferred tax assets attributable to:
Trade accounts receivable and inventory	$2,863	$5,076
Non-compete agreements	2,343	1,883
Accrued expenses	5,438	3,521
Minimum tax credits	1,834	1,744
Net operating losses	94,815	139,499
Goodwill	42,303	46,581
Other items	2,040	1,912

	151,636	200,216
Valuation allowance	(43,097)	(91,727)

Deferred income tax assets	108,539	108,489

Deferred income tax liabilities attributable to:
Depreciation	(108,261)	(108,489)
Prepaid expenses	(278)	—

Deferred income tax liabilities	(108,539)	(108,489)

Net deferred tax asset	$—	$—

        Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carryforwards expire. The Company has provided a full valuation allowance on its net deferred tax assets consisting primarily of net operating loss carryforwards, because of uncertainty regarding realizability. The Company's net operating loss carryforwards of approximately $247,547 expire principally in 2012 through 2024.

20.   Commitments and Contingencies

        The Company leases certain rental fleet equipment, facilities and vehicles under operating leases, some of which contain renewal options. Future minimum rental commitments under operating leases consisted of the following at December 31, 2004:

2005	$22,850
2006	17,458
2007	11,867
2008	8,228
2009	5,356
Thereafter	8,276

$74,035

        Rent expense was $25,500, $2,340, $31,212 and $31,252 for the eleven months ended December 31, 2004, the month ended January 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

  Legal Proceedings

        From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. Although the Company's ultimate legal and financial liability resulting from any of these proceedings cannot be estimated with certainty, the Company, after examining these matters, believes that an adverse ruling in any of these proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

  Environmental Matters

        The Company's facilities are subject to federal, state and local environmental requirements relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances. Based on management's environmental review initiatives, the Company believes that its facilities are in substantial compliance with environmental requirements, and that the Company has no material liabilities arising under environmental requirements. However, some risk of environmental liability is inherent in the nature of the Company's business, and, in the future, the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws. Management does not expect that compliance with environmental laws will have a material adverse effect on the Company's operating results, financial condition or competitive position.

  Insurance

        The Company is insured for general liability, automobile liability and workers' compensation claims up to specified claim and aggregate amounts. The self-insured retention level for all lines is $500 per occurrence. Insured losses subject to this deductible are accrued based on the aggregate liability for reported claims incurred and an estimated liability for claims incurred but not reported. These liabilities are adjusted for loss development factors. The Company also maintains customary Director and Officer insurance coverage.

  Other

        Following the Company's announcement in April 2002 that it was restating its prior period financial statements in its 2002 Annual Report on Form 10-K, the Company received a notice of inquiry from the SEC relating to the Company's restated financial statements. Following a review of the Company's response to the notice of inquiry, the SEC commenced an informal investigation into this matter. The informal investigation included the production of relevant documents and the taking of testimony from certain current and former Company employees. The Company was informed that the SEC also commenced an investigation with respect to three individuals (two former employees no longer associated with the Company and one current employee).

        On April 10, 2003, the Company was informed by the SEC staff, through receipt of a "Wells Notice," that the staff intended to recommend that the SEC institute a cease-and-desist proceeding against the Company, alleging that the Company violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rules 12b-20, 13a-1, and 13a-13 thereunder. Prior to and during the investigation, the Company had voluntarily upgraded and reinforced significant portions of its financial controls functions. The Company fully cooperated with the SEC throughout the investigation.

        In August 2003, the Company offered to settle the SEC investigation (the "Offer") by agreeing to certain reporting violations of the Exchange Act and by agreeing to consent to the entry of an administrative Cease-and-Desist Order (the "Order"). While the SEC has not indicated at this time that it intends to seek a civil monetary penalty against the Company, it has the statutory authority to seek a civil penalty of up to $500,000 for each violation of the Exchange Act committed by the Company. As of the date hereof, the SEC has not taken any formal action on the Offer or the Order. The Company is continuing its efforts to resolve this matter with the SEC.

21.   Employee Benefit Plans

        The Company sponsors a profit sharing and 401(k) plan (the "Plan") in which employees over 21 years of age with greater than one-half year of service are eligible to participate, as defined by the Plan. Under the Plan, the Company makes a discretionary contribution to a trust based on each eligible employee's base annual wages. In addition, eligible employees can defer up to 50% of their salary with a partial matching contribution by the Company of 50% of the first 5% of the employee contribution. The employer contributions vest over a five-year period. Contributions by the Company to the Plan were $1,427, $124, $1,005 and $1,940 for the eleven months ended December 31, 2004, the month ended January 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

22.   Related Party Transactions

        During the first quarter of 2003, $80 of stock subscriptions receivable, representing notes due from officers of the Company related to purchases of Old Common Stock, were repaid in full. The Company incurred expenses of $1,158, $105, $2,511 and $2,767 for rent under certain lease obligations to former owners of acquired businesses, members of management and their affiliates during the eleven months ended December 31, 2004, the month ended January 31, 2004 and the years ended December 31, 2003 and 2002, respectively.

23.   Segment Information

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

        The Company's operations in Canada represented less than 2% of its total revenues and total assets in 2004. Due to the size of the Company's Canadian operations, these operations are considered insignificant for separate geographical segment reporting. The Company has no single customer that represents greater than 2% of the Company's consolidated revenues. Identifiable assets are those used in the Company's operations in each segment. Intersegment revenues are not material.

        The following table presents the information for the reporting segments for the periods presented:

	General Rental and Other	Traffic Safety	Consolidated
Eleven Months Ended December 31, 2004 (Successor):
Rental and service revenues	$359,409	$98,656	$458,065
New equipment sales	28,690	2,971	31,661
Rental equipment sales	40,341	83	40,424
Other revenues	12,576	5,462	18,038
Total revenues	441,016	107,172	548,188
Operating loss	(23,788)	(2,922)	(26,710)
Net loss	(59,697)	(2,551)	(62,248)
Identifiable assets	558,302	81,936	640,238
Depreciation and amortization	121,492	18,932	140,424
Capital expenditures	96,901	9,900	106,801
One Month Ended January 31, 2004 (Predecessor):
Rental and service revenues	$29,186	$3,882	$33,068
New equipment sales	3,276	42	3,318
Rental equipment sales	2,090	30	2,120
Other revenues	1,171	253	1,424
Total revenues	35,723	4,207	39,930
Operating income (loss)(a)	48,476	(1,600)	46,876
Net income (loss)(a)	287,029	(1,574)	285,455
Identifiable assets	633,467	82,785	716,252
Depreciation and amortization	8,086	910	8,996
Capital expenditures	4,552	629	5,181
Year Ended December 31, 2003 (Predecessor):
Rental and service revenues	$392,001	$90,847	$482,848
New equipment sales	31,117	2,889	34,006
Rental equipment sales	30,119	101	30,220
Other revenues	16,636	3,389	20,025
Total revenues	469,873	97,226	567,099
Operating income (loss)(b)	(106,034)	(37,806)	(143,840)
Net income (loss)(b)	(164,831)	(39,226)	(204,057)
Identifiable assets	602,896	70,267	673,163
Depreciation and amortization	201,263	51,310	252,573
Capital expenditures	33,856	9,157	43,013
Year Ended December 31, 2002 (Predecessor):
Rental and service revenues	$419,550	$93,995	$513,545
New equipment sales	35,830	6,067	41,897
Rental equipment sales	38,874	288	39,162
Other revenues	24,226	2,504	26,730
Total revenues	518,480	102,854	621,334
Operating income (loss)	(3,072)	7,676	4,604
Net income (loss)(c)	(194,081)	524	(193,557)
Identifiable assets	759,251	103,371	862,622
Depreciation and amortization	117,633	11,764	129,397
Capital expenditures	63,665	5,278	68,943

(a)
Operating income and net income for General Rental and Other operations includes $50,667 of fresh start accounting adjustments. Net income for General Rental and Other operations includes a $241,128 gain on the discharge of debt.

(b)
Operating loss, net loss and depreciation and amortization in 2003 for Traffic Safety and for General Rental and Other operations include goodwill impairment charges of $39,645 and $98,470, respectively.

(c)
Net income (loss) for General Rental and Other operations includes a $129,505 goodwill impairment charge recorded in 2002 as a cumulative effect of a change in accounting principle, in accordance with SFAS No. 142.

24.   Restructuring Charge

        During the fourth quarter of 2002, the Company recorded a pre-tax restructuring charge of $3,769, which was recorded in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). The restructuring activities included the elimination of administrative personnel and closure of eight branch locations. This charge consisted primarily of severance and lease termination costs. More than 300 branch employees were terminated in conjunction with this restructuring.

25.   Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data is as follows:

	Predecessor 2004	Successor 2004
	1 month Ended January 31,	2 months ended March 31,	3 months ended June 30,	3 months ended September 30,	3 months ended December 31,	11 Months ended December 31,
Revenues	$39,930	$80,062	$147,379	$159,249	$161,498	$548,188
Gross profit	8,710	14,842	31,046	33,467	34,536	113,891
Net income (loss)(a)	285,455	(14,653)	(10,943)	(15,151)	(21,501)	(62,248)

		Predecessor 2003
		3 months ended March 31,	3 months ended June 30,	3 months ended September 30,	3 months ended December 31,	12 Months ended December 31,
Revenues		$129,618	$150,591	$152,722	$134,168	$567,099
Gross profit		29,917	37,734	44,254	35,292	147,197
Loss from continuing operations (b)		(29,614)	(158,362)	(1,590)	(13,973)	(203,539)
Discontinued operations		—	(518)	—	—	(518)
Net loss(b)		$(29,614)	$(158,880)	$(1,590)	$(13,973)	$(204,057)

(a)
Net income for the month ended January 31, 2004 includes $50,667 of fresh start accounting adjustments and a $241,128 gain on the discharge of debt.

(b)
Loss from continuing operations and net loss for the three months ended June 30, 2003 includes $138,115 of goodwill impairment charges.

Report of Independent Registered Public Accounting Firm

The Board of Directors
NES Rentals Holdings, Inc.:

        Under date of March 31, 2005, we reported on the consolidated balance sheet of NES Rentals Holdings, Inc. and subsidiaries (the Company or the Successor) as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the eleven-month period then ended, and the related consolidated balance sheet of National Equipment Services, Inc. and subsidiaries (the Predecessor) as of December 31, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the one-month period ended January 31, 2004, and the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the eleven months ended December 31, 2004, the one month period ended January 31, 2004, and the year ended December 31, 2003. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, IL
March 31, 2005

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of year	Charged to cost and expenses	Charged to other accounts —describe*	Deductions	Balance at end of year
December 31, 2004 (Successor):
Allowance for doubtful accounts	$6,165	7,430	$—	8,063	$5,532
Reserve for obsolete inventory	3,332	60	—	1,368	2,024
Deferred tax asset valuation allowance	20,203	22,894	—	—	43,097
January 31, 2004 (Predecessor):
Allowance for doubtful accounts	$5,689	963	$—	487	$6,165
Reserve for obsolete inventory	3,603	6	—	277	3,332
Deferred tax asset valuation allowance	91,727	—	—	71,524	20,203
December 31, 2003 (Predecessor):
Allowance for doubtful accounts	$5,477	$9,522	$—	$9,310	$5,689
Reserve for obsolete inventory	5,424	3,977	—	5,798	3,603
Deferred tax asset valuation allowance	28,787	62,940	—	—	91,727
December 31, 2002 (Predecessor):
Allowance for doubtful accounts	$5,844	$6,004	$—	$6,371	$5,477
Reserve for obsolete inventory	4,676	5,784	—	5,036	5,424
Deferred tax asset valuation allowance	—	28,787	—	—	28,787

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures—After evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004 (the "Evaluation Date"), the Company's chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

        Changes in internal controls—There were no significant changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company's disclosure controls and procedures during the year ended December 31, 2004, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the Company's directors and executive officers is set forth in the Company's 2005 Proxy Statement, under the captions "ELECTION OF DIRECTORS" and "MANAGEMENT." This information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information on the cash compensation of the executive officers, compensation available under employee benefit plans, employee benefit plans and compensation of directors is included in the Company's 2005 Proxy Statement under the caption "MANAGEMENT" and "EXECUTIVE COMPENSATION." This information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

        Information about security ownership of certain beneficial owners and management and related stockholder matters appears in the Company's 2005 Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." This information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions can be found in the Company's 2005 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." This information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information regarding certain relationships and related transactions can be found in the Company's 2005 Proxy Statement under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES." This information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		See Part II, Item 8 hereof.
	2.	Financial Statement Schedule and Report of Independent Registered Public Accounting Firm
		All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the corresponding notes.
	3.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Reference
3.1	Certificate of Incorporation of the Company.	(1)
3.2	By-laws of the Company.	(1)
4.6(i)	Loan and Security Agreement, dated as of August 17, 2004, $300,000,000, by and among NES Rentals Holdings, Inc. and Certain Subsidiaries of NES Rentals Holdings, Inc. as a Borrower on the Signature Pages Hereto, as Borrowers; the Financial Institutions From Time to Time Party Hereto, as Lenders; Wachovia Bank, National Association, as Syndication Agent; General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents; and Bank of America, N.A., as Administrative Agent.	(2)
4.6(ii)	Loan and Security Agreement, dated as of August 17, 2004, $275,000,000 by and among NES Rentals Holdings, Inc., as Borrower; the Subsidiaries of NES Rentals Holdings, Inc. From Time to Time Party Hereto, as Subsidiary Guarantors; the Financial Institutions From Time to Time Party Hereto, as Lenders; Bear, Stearns & Co., Inc., as Syndication Agent; and Bank of America, N.A., as Administrative Agent.	(2)
10.1*	Employment Letter Agreement dated May 25, 2004, by and between the Company and Andrew P. Studdert.	(1)
10.2*	Employment Letter Agreement dated December 26, 2001, by and between the Company and Michael D. Milligan.	(3)
10.3*	NES Rentals Holdings, Inc. 2004 Stock Option Plan
10.4*	NES Rentals Holdings, Inc. Director Compensation Program
11.1	Statement RE Computation of Per Share Earnings. Not required because the relevant computations can be determined clearly from the material contained in the financial statements included herein.
21.1	Subsidiaries of the Company.
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 1280191).

(2)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 1280191).

(3)
Incorporated by reference to National Equipment Services, Inc.'s Annual Report on Form 10-K dated April 16, 2002 (File No. 001-14163).

*
Indicates management contract or compensatory arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NES Rentals Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

NES RENTALS HOLDINGS, INC.
By:	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 24, 2005, by the following persons on behalf of NES Rentals Holdings, Inc. and in the capacities indicated:

Signature	Capacity

/s/ ANDREW P. STUDDERT Andrew P. Studdert	President, Chief Executive Officer and Director (Principal Executive Director)
/s/ MICHAEL D. MILLIGAN Michael D. Milligan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ JOHN P. NEAFSEY John P. Neafsey	Chairman of the Board
/s/ WALTER P. SCHUETZE Walter P. Schuetze	Director
/s/ SCOTT F. MEADOW Scott F. Meadow	Director
/s/ DOUGLAS K. BALL Douglas K. Ball	Director
/s/ R. BARRY UBER R. Barry Uber	Director
/s/ MICHAEL W. SCOTT Michael W. Scott	Director

QuickLinks

Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share information)
NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands, except per share information)
NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except per share information)
NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share information)
Report of Independent Registered Public Accounting Firm
Schedule II–Valuation and Qualifying Accounts and Reserves
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS
SIGNATURES