Form 10-Q
period 2005-03-31
NES RENTALS HOLDINGS INC
filed 2005-05-12
CIK 1280191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

There were 19,028,964 shares of Common Stock, par value $0.01 per share, outstanding as of May 4, 2005.

NES RENTALS HOLDINGS, INC.

FORM 10-Q INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors

NES Rentals Holdings, Inc.:

We have reviewed the consolidated balance sheet of NES Rentals Holdings, Inc. and subsidiaries (the Company or the Successor) as of March 31, 2005 and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the three-month period ended March 31, 2005 and for the two-month period ended March 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the eleven-month period then ended (not presented herein), and the consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows of National Equipment Services, Inc. (the Predecessor) for the one-month period ended January 31, 2004; and in our report dated March 31, 2005, we expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Chicago, IL
May 12, 2005

Forward Looking Statements

Note: This quarterly report contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include, without limitation, changes in market price or market demand for rental equipment; loss of business from customers; general declines in rental rates in the market; pricing pressure from competitors; unanticipated expenses; changes in financial markets; the Company’s substantial leverage; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available on our internet website free of charge.  These reports are available as soon as practicable after we electronically file these reports with the Securities and Exchange Commission.  Our website address is www.nesrentals.com.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share information)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and cash equivalents	$5,676	$39,050
Trade accounts receivable, net of allowance for doubtful accounts of $5,187 and $5,532, respectively	111,281	129,826
Inventory, net of reserves	14,005	14,863
Prepaid expenses and other assets	26,660	22,852
Rental equipment, net of depreciation	380,555	383,934
Property and equipment, net of depreciation	25,906	26,969
Unamortized debt issuance costs	12,611	13,323
Unamortized intangible assets	8,811	9,421
Total assets	$585,505	$640,238
Liabilities
Trade accounts payable	$21,284	$29,419
Accrued expenses and other liabilities	42,450	45,750
Debt	448,113	474,640
Total liabilities	511,847	549,809
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par, 25,000 shares authorized; 19,029 shares issued and outstanding at March 31, 2005; 19,004 shares issued and outstanding at December 31, 2004	190	190
Additional paid-in capital	151,642	151,642
Accumulated deficit	(78,970)	(62,248)
Accumulated other comprehensive income	796	845
Total stockholders’ equity	73,658	90,429
Total liabilities and stockholders’ equity	$585,505	$640,238

See accompanying notes to consolidated financial statements and review report of KPMG LLP.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share information)

	Successor		Predecessor
	For the three months ended March 31, 2005	For the two months ended March 31, 2004	For the one month ended January 31, 2004
	(Unaudited)	(Unaudited)
Revenues
Rental and service revenues	$103,671	$65,887	$33,068
New equipment sales	5,462	5,029	3,318
Rental equipment sales	6,277	6,240	2,120
Other revenues	4,237	2,906	1,424
Total revenues	119,647	80,062	39,930
Cost of revenues
Cost of rental and service revenues	55,000	35,997	17,454
Rental equipment depreciation	27,894	17,842	8,138
Cost of new equipment sales	4,588	4,052	2,802
Cost of rental equipment sales	3,615	4,409	1,328
Other operating expenses	4,378	2,920	1,498
Total cost of revenues	95,475	65,220	31,220

Gross profit	24,172	14,842	8,710

Selling, general and administrative expenses	30,136	20,825	9,670
Reorganization expenses	—	—	1,973
Fresh start accounting adjustments	—	—	(50,667)
Non-rental depreciation and amortization	1,626	3,428	858
Operating income (loss)	(7,590)	(9,411)	46,876

Other income, net	187	178	80
Gain on discharge of debt	—	—	241,128
Interest expense (contractual interest of $4,921 for the one month ended January 31, 2004)	9,319	5,420	2,629
Income (loss) from continuing operations before income taxes	(16,722)	(14,653)	285,455

Income tax expense	—	—	—
Net income (loss)	(16,722)	(14,653)	285,455

Other comprehensive loss	(49)	(56)	(279)
Comprehensive income (loss)	$(16,771)	$(14,709)	$285,176

Basic loss per common share	$(0.88)	$(0.77)
Diluted loss per common share	$(0.88)	$(0.77)
Weighted average shares outstanding:
Basic calculation	19,029	18,931
Diluted calculation	19,029	18,931

See accompanying notes to consolidated financial statements and review report of KPMG LLP.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	For the three months ended March 31, 2005	For the two months ended March 31, 2004	For the one month ended January 31, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(16,722)	$(14,653)	$285,455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,520	21,270	8,996
Amortization of debt issuance costs	712	154	—
Gain on sale of equipment	(2,752)	(1,989)	(861)
Changes in operating assets and liabilities:
Trade accounts receivable	18,545	3,113	2,787
Inventory	858	(1,716)	(61)
Prepaid expenses and other assets	(3,808)	(5,591)	(2,745)
Trade accounts payable	(8,135)	5,980	(583)
Accrued expenses and other liabilities	(3,349)	7,748	1,857
Chapter 11 items:
Fresh start accounting adjustments	—	—	(50,667)
Gain on discharge of debt	—	—	(241,128)
Net cash flows provided by operating activities	14,869	14,316	3,050

Cash flows from investing activities:
Purchases of rental equipment	(26,268)	(27,295)	(4,362)
Proceeds from sale of rental equipment	6,277	6,240	2,120
Purchases of property and equipment	(1,885)	(987)	(819)
Proceeds from sale of property and equipment	160	4,265	111
Net cash flows used in investing activities	(21,716)	(17,777)	(2,950)

Cash flows from financing activities:
Proceeds from debt	—	—	481,172
Payments on long-term debt	(26,381)	(4,703)	(482,363)
Net proceeds under revolving credit facility	(146)	(19,270)	—
Payments of debt issuance costs	—	—	(6,278)
Increase (decrease) in book overdraft (checks yet to clear)	—	10,974	(1,320)
Net cash used in financing activities	(26,527)	(12,999)	(8,789)
Net decrease in cash and cash equivalents	(33,374)	(16,460)	(8,689)
Cash and cash equivalents at beginning of period	39,050	41,562	50,251
Cash and cash equivalents at end of period	$5,676	$25,102	$41,562

Supplemental Cash Flow Information:
Cash paid for interest	$5,860	$3,810	$2,663
Cash paid for income taxes	260	31	49

See accompanying notes to consolidated financial statements and review report of KPMG LLP.

NES RENTALS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except per share information)

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

2.  Reorganization

On June 27, 2003, National Equipment Services, Inc. (the “Predecessor Company”) and its U.S. subsidiaries (collectively, the “Debtors”) filed for voluntary reorganization under Chapter 11 (the “Reorganization”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the Northern District of Illinois (the “Bankruptcy Court”).  From June 27, 2003 through February 11, 2004, the Debtors continued to operate as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. The Debtors’ fourth amended joint plan of reorganization (the “Plan of Reorganization”) was confirmed by the Bankruptcy Court on January 23, 2004, and the Debtors emerged from bankruptcy on February 11, 2004 (the “Effective Date”).

The Plan of Reorganization provided for the cancellation, as of the Effective Date, of all of the issued and outstanding shares of common stock, par value $0.01 per share (the “Old Common Stock”), of the Predecessor Company, all of the issued and outstanding shares of preferred stock of the Predecessor Company, and all other outstanding securities of the Predecessor Company, including common stock options.

On the Effective Date, National Equipment Services, Inc. merged into NES Rentals, Inc.  NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc.  NES Rentals, Inc. is a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of NES Rentals Holdings, Inc., which is the successor company to National Equipment Services, Inc.  The Company has 25,000 authorized shares of common stock, par value $0.01 per share (the “New Common Stock”).

 In accordance with the Plan of Reorganization, (i) the holders of general unsecured claims, including the holders of the Predecessor Company’s Senior Subordinated Notes due 2004, Series B and Senior Subordinated Notes due 2004, Series D, received 97.5% of the New Common Stock, (ii) the holders of the Predecessor Company’s preferred stock received 2.0% of the New Common Stock, and (iii) the holders of the Predecessor Company’s Old Common Stock received 0.5% of the New Common Stock.

3.  Basis of Presentation

As a result of the Company’s Reorganization as described in Note 2, the Company has applied fresh start reporting pursuant to the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) as of January 31, 2004.  As a result of the application of fresh start reporting on January 31, 2004, the pre-emergence financial results for the month ended January 31, 2004 are presented as the results of the “Predecessor.”  Per share and share information for the Predecessor Company for the period presented herein have been omitted as such information is deemed to be not meaningful.  Refer to Note 4 for further discussion regarding the application of fresh start reporting.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, except as described in Note 4 related to the application of fresh start reporting, have been included.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of operations for any interim period are not necessarily indicative of the results that may be expected for a full year.  Due to the seasonality that impacts a significant portion of the Company’s locations, the second and third quarters are typically the most active quarters for the Company.  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Trade Accounts Receivable  — Trade  accounts receivable represents amounts due from customers on rental and service contracts and equipment sales. Allowances for doubtful accounts are estimated at each balance sheet date based on the age of the receivables from the due date. Accounts are written-off as they are determined to be uncollectible. Bad debt expense totaled $856, $371 and $963 for the three months ended March 31, 2005, the two months ended March 31, 2004 and the month ended January 31, 2004, respectively.

Rental equipment — Rental equipment is recorded at cost at the date of purchase.  Depreciation of rental equipment is computed using the straight-line method over one to fifteen year estimated useful lives.

Comprehensive loss — Unrealized foreign currency translation gains (losses) are included in other comprehensive loss for the periods presented herein.

Stock-Based Compensation—The Company accounts for its stock-based employee compensation plan, which is described more fully in Note 11, under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  In accordance with the intrinsic value method, no compensation expense is recognized for the Company’s stock option plan.  Had compensation expense been determined based on the fair value at the grant date for awards under this plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have been as follows for the three months ended March 31, 2005:

Net loss, as reported	$(16,722)
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(257)
Pro forma net loss	$(16,979)

Basic loss per share, as reported	$(0.88)
Pro forma basic loss per share	$(0.89)
Diluted loss per share, as reported	$(0.88)
Pro forma diluted loss per share	$(0.89)

                The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options granted on the date of their grant using the Black-Scholes option pricing model and the following weighted average assumptions:

Risk-free interest rate	3.4%
Expected life	5 years
Expected volatility	60%
Expected dividend yield	-

                The weighted average fair value of options, which were granted during the third quarter of 2004, was $3.97. The number of options exercisable at March 31, 2005 was 350.

 Reclassifications—Certain reclassifications of prior year consolidated financial statement amounts have been made to conform to the current year presentation.

4.  Fresh Start Accounting

Pursuant to SOP 90-7, the accounting for the effects of the Company’s reorganization occurred once the Plan of Reorganization was confirmed by the Bankruptcy Court.  As discussed in Note 2, the Company’s Plan of Reorganization was

approved on January 23, 2004, and the Company emerged from bankruptcy on February 11, 2004.  For financial reporting purposes, fresh start reporting was applied on January 31, 2004.

In accordance with SOP 90-7, the results of operations for the month ended January 31, 2004 include a pre-emergence gain of $241,128 resulting from the discharge of debt and other liabilities under the Plan of Reorganization and a pre-emergence gain of $50,667 resulting from the aggregate remaining changes to the net carrying value of the Predecessor Company’s pre-emergence assets and liabilities to reflect the fair values under fresh start reporting. The Predecessor Company’s estimated reorganization value at January 31, 2004, which approximates the amount a willing buyer would pay for the assets of the Company immediately after the Reorganization, was $716,252.  The Company estimated the reorganization value for purposes of fresh start reporting utilizing the estimated value of the Company on an enterprise basis (the “Enterprise Value”), adjusted to exclude liabilities at January 31, 2004.

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

(k)          Represents the elimination of pre-emergence equity accounts under fresh start reporting.

5.  Inventory

                Inventory, net of reserves consisted of the following:

	March 31, 2005	December 31, 2004
New equipment	$2,414	$3,221
Used equipment	217	781
Supplies	5,384	4,605
Parts	7,708	8,280
	$15,723	$16,887
Reserves for excess and obsolete inventory	(1,718)	(2,024)
	$14,005	$14,863

6.  Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	March 31, 2005	December 31, 2004
Deposits	$13,962	$14,070
Prepaid expenses	10,815	6,598
Other assets	1,883	2,184
	$26,660	$22,852

7.  Intangible Assets

Intangible assets, net of accumulated amortization consisted of the following:

	March 31, 2005	December 31, 2004
Customer relationships	$10,927	$10,927
Non-compete agreements	1,221	1,483
	$12,148	$12,410
Accumulated amortization	(3,337)	(2,989)
	$8,811	$9,421

Non-compete agreements and customer relationships are amortized on a straight-line basis over five years.

8.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2005	December 31, 2004
Accrued compensation and benefits	$9,001	$13,286
Insurance reserves	11,109	12,020
Accrued property and sales taxes	4,069	4,190
Accrued interest	5,017	2,760
Other accrued expenses	13,254	13,494
	$42,450	$45,750

9.  Debt and Liquidity

In connection with the Company’s emergence from bankruptcy on February 11, 2004, the Company entered into a senior secured credit facility (the “Exit Credit Facility”).  The Exit Credit Facility consisted of $285,000 of term loan facilities and a $205,000 revolving credit facility. On August 17, 2004, the Company entered into a new senior secured credit facility (the “2004 Credit Facility”).  The 2004 Credit Facility consists of a $300,000 first lien credit facility, comprised of a $200,000 term loan and a $100,000 revolving loan, and a $275,000 second lien term loan.  Proceeds under the 2004 Credit Facility were used to repay the balance outstanding under the Exit Credit Facility.  The Company has scheduled principal repayments of $500 quarterly on the first lien credit facility through the August 17, 2009 maturity date.  The interest rate on the first lien debt averages base rate plus 0.5% or LIBOR plus 2.5%.  The second lien term loan expires on August 17, 2010, and the interest rate is base plus 5% or LIBOR plus 6%.  The Company has scheduled principal repayments of $688 quarterly on the second lien term loan through the maturity date.  The Company recognized a loss on the discharge of the debt related to the write-off of $5,468 of unamortized debt issuance costs associated with the Exit Credit Facility. As of March 31, 2005, the average LIBOR-based interest rates on the first and second lien term loans were 5.5% and 8.0%, respectively.

The 2004 Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to fixed charge coverage ratios and debt leverage ratios.  The credit facility also contains various other covenants that restrict the Company’s ability to, among other things, 1) incur additional indebtedness 2) permit liens to attach to its assets and 3) pay dividends or make other restricted payments on its common stock and certain other securities unless certain financial conditions are satisfied. The 2004 Credit Facility is collateralized by substantially all of the Company’s assets.  The Company is currently in compliance with all covenants governing the 2004 Credit Facility.

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

10.  Reorganization Expenses

Expenses incurred as a result of the Reorganization have been segregated from normal operations and are disclosed separately.  These expenses consist primarily of professional fees incurred for financial advisors, legal counsel, consulting and other costs related to professional services received during the Reorganization, as well as employee retention expenses.  These Reorganization expenses were cash charges.

11. Stock Option Plan

                During 2004, the Company established a plan in which options to purchase shares of New Common Stock can be granted to directors, officers and key employees of the Company, and other individuals. Up to 1,400 shares of New Common Stock may be issued under this plan. During the third quarter of 2004, 1,400 options were granted under the plan at an exercise price of $7.80. These options vest over three years from the grant date and expire seven years from the grant date. At March 31, 2005, 350 stock options are exercisable. The Company’s stock options were excluded from the computation of diluted loss per share in the periods presented herein because inclusion would be anti-dilutive by reducing the loss per share.

12.  Director’s Deferred Compensation Plan

                During 2004, the Company established a plan in which each director received 20 deferred compensation units, with each unit equivalent to one share of New Common Stock. The deferred compensation units vest over five years. In the event of a “change of control” (as defined in the plan) of the Company, the deferred compensation units will immediately vest in full, and any payment to the new directors, in respect of their units, will be equal to the per share amount received by holders of New Common Stock.  If the change in control occurs prior to April 1, 2006, the minimum payment to each director will equal $250. The Company accrues the value of the award over the vesting period.

13.  Segment Information

The Company has two reporting segments: Traffic Safety and General Rental and Other. The General Rental and Other operations are primarily involved in the rental and sale of various types of lift and specialty equipment to construction, automotive and other industrial users. The Traffic Safety operations are primarily involved in the rental of traffic safety equipment and providing the related services to manage traffic flow during construction. The Traffic Safety operations have different contractual, regulatory and capital requirements than the General Rental and Other operations. The accounting policies for these segments are the same as those described in Note 3 to the consolidated financial statements, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company’s operations in Canada represent less than 2% of total revenues and total assets of the Company.  Due to the size of the Company’s Canadian operations, these operations are considered insignificant for separate geographical segment reporting.  The Company has no single customer that represents greater than 2% of the Company’s consolidated revenues. Identifiable assets are those used in the Company’s operations in each segment. Inter-segment revenues are not material. The following table presents financial information for the reporting segments for the periods presented:

	General Rental and Other	Traffic Safety	Consolidated
Three Months Ended March 31, 2005 (Successor):
Rental and service revenues	$88,754	$14,917	$103,671
New equipment sales	5,252	210	5,462
Rental equipment sales	6,231	46	6,277
Other revenues	3,200	1,037	4,237
Total revenues	103,437	16,210	119,647
Operating loss	(2,835)	(4,755)	(7,590)
Net loss	(12,028)	(4,694)	(16,722)
Identifiable assets	509,606	75,899	585,505
Depreciation and amortization	26,197	3,323	29,520
Capital expenditures	27,362	791	28,153
Two Months Ended March 31, 2004 (Successor):
Rental and service revenues	$56,902	$8,985	$65,887
New equipment sales	4,610	419	5,029
Rental equipment sales	6,238	2	6,240
Other revenues	2,350	556	2,906
Total revenues	70,100	9,962	80,062
Operating loss	(6,881)	(2,530)	(9,411)
Net loss	(12,164)	(2,489)	(14,653)
Identifiable assets	624,722	77,604	702,326
Depreciation and amortization	18,264	3,006	21,270
Capital expenditures	27,705	577	28,282

	General Rental and Other	Traffic Safety	Consolidated
One Month Ended January 31, 2004 (Predecessor):
Rental and service revenues	$29,186	$3,882	$33,068
New equipment sales	3,276	42	3,318
Rental equipment sales	2,090	30	2,120
Other revenues	1,171	253	1,424
Total revenues	35,723	4,207	39,930
Operating income (a)	32,438	14,438	46,876
Net income (b)	256,750	28,705	285,455
Identifiable assets	634,340	81,912	716,252
Depreciation and amortization	8,086	910	8,996
Capital expenditures	4,552	629	5,181

(a)          Operating income for General Rental and Other and Traffic Safety includes $34,629 and $16,038 of fresh start accounting adjustments, respectively.

(b)         Net income for General Rental and Other and Traffic Safety includes $34,629 and $16,038 of fresh start accounting adjustments, respectively, and gains of $226,887 and $14,241, respectively, on the discharge of debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Annual Report on Form 10-K of NES Rentals Holdings, Inc. (the “Company”) for the year-ended December 31, 2004 as filed with the Securities and Exchange Commission and other information included herein. All dollar amounts presented are in thousands.

General

                The Company is a leading participant in the equipment rental industry, renting general, specialty and traffic safety equipment to industrial and construction end-users. The Company rents over 750 different types of machinery and equipment and sells new equipment for nationally recognized original equipment manufacturers. The Company also sells used equipment as well as complementary parts, supplies and merchandise and provides repair and maintenance services to its customers. The Company is geographically diversified, with 130 locations across 34 states and Canada and is a leading competitor in many of the geographic markets it serves.

                The Company derives its revenues from four sources: (1) equipment rental and service, (2) new equipment sales, (3) rental equipment sales and (4) sales of complementary parts and merchandise.  The Company’s primary source of revenues is the rental and service of equipment to industrial and construction end-users. The growth of rental revenues depends on several factors, including demand for rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Revenues generated from the sale of new equipment are affected by price and general economic conditions. Revenues generated from the sale of used rental equipment are affected by price, general economic conditions and the Company’s fleet management program. Revenues from the sale of complementary parts and services are primarily affected by equipment rental and sales volume.

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

Reorganization

On June 27, 2003, National Equipment Services, Inc. (the “Predecessor Company”) and its U.S. subsidiaries (collectively, the “Debtors”) filed for voluntary reorganization under Chapter 11 (the “Reorganization”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the Northern District of Illinois (the “Bankruptcy Court”).  From June 27, 2003 through February 11, 2004, the Debtors continued to operate as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. The Debtors’ fourth amended joint plan of reorganization (the “Plan of Reorganization”) was confirmed by the Bankruptcy Court on January 23, 2004, and the Debtors emerged from bankruptcy on February 11, 2004 (the “Effective Date”).

The Plan of Reorganization provided for the cancellation, as of the Effective Date, of all of the issued and outstanding shares of common stock, par value $0.01 per share (the “Old Common Stock”), of the Predecessor Company, all of the issued and outstanding shares of preferred stock of the Predecessor Company, and all other outstanding securities of the Predecessor Company, including common stock options.

On the Effective Date, National Equipment Services, Inc. merged into NES Rentals, Inc.  NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc.  NES Rentals, Inc. is a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of NES Rentals Holdings, Inc., which is the successor company to National Equipment Services, Inc.  The Company has 25,000 authorized shares of common stock, par value $0.01 per share (the “New Common Stock”).

 In accordance with the Plan of Reorganization, (i) the holders of general unsecured claims, including the holders of the Predecessor Company’s Senior Subordinated Notes due 2004, Series B and Senior Subordinated Notes due 2004, Series D, received 97.5% of the New Common Stock, (ii) the holders of the Predecessor Company’s preferred stock received 2.0% of the New Common Stock, and (iii) the holders of the Predecessor Company’s Old Common Stock received 0.5% of the New Common Stock.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and general assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 3 to our consolidated financial statements, as presented in our Annual Report on Form 10-K for the year ended December 31, 2004. Of these accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Allowance for Doubtful Accounts

                At March 31, 2005, we had an allowance for doubtful accounts totaling $5,187 which we have established in the event that we are unable to collect certain receivables. This allowance represents our estimate of the total receivables recorded as of March 31, 2005 that we will be unable to collect. Future general events, such as changes in the economy, and specific events, such as changes in the economic condition of our customers, could significantly impact our ability to collect on these receivables and, therefore, cause us to change our allowance estimate.

Useful Lives of Rental Equipment and Property and Equipment

                At March 31, 2005, we had $380,555 of net rental equipment and $25,906 of net property and equipment recorded on our balance sheet. Rental equipment is depreciated using the straight-line method over a period of up to fifteen years. Property and equipment is depreciated over three to thirty years, depending on the type of asset. Our depreciable lives are based on our estimates of the useful lives of the respective assets over which they will generate revenues. These estimates may require adjustment based on changing circumstances in the marketplace. Changes to these estimates could result in us having to recognize an increase to, or decrease in, depreciation expense.

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

Valuation Allowance on Net Deferred Tax Assets

                At March 31, 2005, we provided a full valuation allowance on our net deferred tax assets. Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carry-forwards expire. We must assess the likelihood that our net deferred tax assets will be recovered in the future. Because of our history of operating losses, we are required to maintain a full valuation allowance.

Results of Operations

During 2004 and the first quarter of 2005, the Company has invested over $126,000 in its rental fleet.  In addition, the industry is experiencing improving rental rates as non-residential construction, industrial and traffic safety activity continues to increase.  These improving market conditions, combined with the realization of cost-savings initiatives implemented in conjunction with the Company’s restructuring, resulted in improved results from operations during the first quarter of 2005.  The following table shows information derived from the Company’s consolidated statements of operations and comprehensive income (loss) as a percentage of total revenues:

	Successor		Predecessor
	Three Months Ended March 31, 2005	Two Months Ended March 31, 2004	One Month Ended January 31, 2004

Rental and service revenues	86.7%	82.3%	82.8%
New equipment sales	4.6	6.3	8.3
Rental equipment sales	5.2	7.8	5.3
Other revenues	3.5	3.6	3.6
Total revenues	100.0	100.0	100.0
Cost of revenues	79.8	81.5	78.2
Gross margin	20.2	18.5	21.8
Selling, general and administrative expenses	25.2	26.0	24.2
Reorganization expenses	—	—	4.9
Fresh start accounting adjustments	—	—	(126.9)
Non-rental depreciation and amortization	1.4	4.3	2.1
Operating income (loss)	(6.4)	(11.8)	117.5
Other income, net	0.2	0.2	0.2
Gain on discharge of debt	—	—	603.9
Interest expense, net	7.8	6.7	6.6
Income (loss) before income taxes	(14.0)	(18.3)	715.0
Income tax expense	—	—	—
Net income (loss)	(14.0)%	(18.3)%	715.0%

As a result of the application of fresh start reporting on January 31, 2004, and in accordance with SOP 90-7, the post-emergence financial results for the two-month period ended March 31, 2004 are presented as the results of the “Successor,” and the pre-emergence financial results for the month ended January 31, 2004 are presented as the results of the “Predecessor.”  Comparative financial statements do not straddle the emergence date because in effect the Successor represents a new entity.  As a result of applying fresh start reporting, the Successor has higher levels of depreciation and amortization expense in comparison to the Predecessor.  For purposes of discussion herein, the results of operations for the Predecessor for the month ended January 31, 2004 and the results of operations for the Successor for the two months ended March 31, 2004 are combined.

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenues

Rental and service revenues increased 5% to $103,671 for the first quarter of 2005 from $98,955 for the same period in 2004.  Rental and service revenues for General Rental and Other improved $2,666, or 3%, in the first quarter of 2005, as rental rates on the Company’s three largest equipment categories were up more than 10% in the first quarter of 2005 as compared to the same period in 2004, offsetting year-over-year declines in utilization and fleet size.  Rental and service revenues for the Company’s Traffic Safety segment were up $2,050, or 16%, for the first quarter of 2005 as compared to the same period in the prior year as a result of increased activity in existing markets and expansion into new markets.

Improving economic conditions in the non-residential construction and industrial markets led to increased emphasis by management on rental and service revenues during the first quarter of 2005.  As a result, rental and service revenues comprised 87% of total revenues for the first quarter of 2005, as compared to only 82% in the first quarter of 2004.  Fleet sales were down $2,083 from the same period in the prior year due to increased activity in 2004 in an effort to improve the rental equipment mix.  New equipment sales were down $2,885 as a result of the greater emphasis on rental and service activity.  Other revenues, primarily parts and supplies sales, were down year-over-year, as well.  These declines, offset by increases in the higher margin rental and service revenue, resulted in total revenues of $119,647 for the three months ended March 31, 2005, consistent with the $119,992 recognized during the same period in 2004.

Gross Profit

Gross profit increased to $24,172 for the three months ended March 31, 2005 as compared to $23,552 for the three months ended March 31, 2004. Excluding depreciation expense, which was up 7% in the first quarter of 2005 as compared to the same period in 2004 due primarily to incremental depreciation expense associated with fresh start accounting, gross profit improved 3% for the three months March 31, 2005 as compared to the same period in 2004. This improvement was primarily the result of the increases in rental rates year-over-year, as well as the shift in revenues toward higher-margin rental and service activity from the lower margin equipment sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1% to $30,136 for the three months ended March 31, 2005 as compared to $30,495 for the three months ended March 31, 2004.  Decreases in professional fees incurred outside of the period of bankruptcy as well as lower property tax expense, were offset by increasing insurance and payroll-related costs.

Reorganization Expenses

The Company incurred $1,973 of charges related to the reorganization during the month of January 2004.  These expenses related primarily to professional fees incurred and the payment of retention bonuses to key members of management in accordance with a court-approved program.

Fresh Start Accounting Adjustments

                As a result of the Company’s bankruptcy filing on June 27, 2003, the Company recognized a pre-emergence gain of $50,667 for the three months ended March 31, 2004, resulting from the aggregate remaining changes to the net carrying value of the Company’s pre-emergence assets and liabilities to reflect the fair values under fresh start reporting.

Non-rental Depreciation and Amortization

Non-rental depreciation and amortization decreased to $1,626 for the first quarter of 2005 as compared to $4,286 for the first quarter of 2004, due primarily to certain intangible assets that were identified in conjunction with the adoption of fresh start reporting which were fully amortized during 2004.

Gain on Discharge of Debt

                In connection with the Company’s emergence from bankruptcy, for the three months ended March 31, 2004, the Company recognized a $241,128 gain associated with the elimination of pre-petition liabilities discharged under the Plan of Reorganization.

Interest Expense

Interest expense increased to $9,319 for the three months ended March 31, 2005 as compared to $8,049 for the three months ended March 31, 2004.  This increase was primarily attributable to higher interest rates for the Company’s LIBOR-based borrowings and increased amortization expense associated with the Company’s debt issuance costs.

Liquidity, Financial Condition and Capital Resources

The Company’s primary capital requirements are for purchasing new rental equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold or retired as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $26,268 and $31,657 in the first quarters of 2005 and 2004, respectively. The Company’s principal sources of cash are cash generated from operations and borrowings available under its credit facility.  At March 31, 2005, the Company had approximately $70,000 of availability under its credit facility.

For the three months ended March 31, 2005 and 2004, the Company’s net cash provided by operating activities was $14,869 and $17,366, respectively.  The decrease in the first quarter of 2005 was primarily the result of changes in working capital. The Company’s net cash used in investing activities was $21,716 and $20,727 for the three months ended March 31, 2005 and 2004, respectively.  Net cash used in investing activities consists primarily of purchases of rental equipment and property and equipment.  For the three months ended March 31, 2005 and 2004, the Company’s net cash used in financing activities was $26,527 and $21,788, respectively. Net cash used in financing activities consists primarily of repayments under the Company’s credit facility.

On August 17, 2004, the Company entered into a new senior secured credit facility (the “2004 Credit Facility”).  The 2004 Credit Facility consists of a $300,000 first lien credit facility, comprised of a $200,000 term loan and a $100,000 revolving loan, and a $275,000 second lien term loan.  Proceeds under the 2004 Credit Facility were used to repay the balance outstanding under the credit facility the Company entered into upon its emergence from bankruptcy on February 11, 2004.  The Company has scheduled principal repayments of $500 quarterly on the first lien credit facility through the August 17, 2009 maturity date.  The interest rate on the first lien debt averages base rate plus 0.5% or LIBOR plus 2.5%.  The Company has scheduled principal repayments of $688 quarterly on the second lien term loan through the August 17, 2010 maturity date.  The interest rate on the second lien term loan averages base rate plus 5% or LIBOR plus 6%.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, a revision to Statement No. 123, “Accounting for Stock-Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At March 31, 2005, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $3,500. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining vesting period of these options.

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

Environmental

The Company’s facilities are subject to federal, state and local environmental requirements relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances. The Company believes that its facilities are in substantial compliance with environmental requirements and that the Company has no material liabilities arising under environmental requirements.  However, some risk of environmental liability is inherent in the nature of the Company’s business, and, in the future, the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws.  The Company reviews its environmental practices at its various locations from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The 2004 Credit Facility consists of a $300,000 first lien credit facility, comprised of a $200,000 term loan and a $100,000 revolving loan, and a $275,000 second lien term loan.  Borrowings under the 2004 Credit Facility bear interest, at the Company’s option, at a specified base rate or LIBOR rate plus the applicable borrowing margin. At April 30, 2005, the Company had total borrowings under the 2004 Credit Facility of $446,000. Each 100 basis point increase in interest rates on the variable rate debt would decrease annual pretax earnings by approximately $4,460.  In August 2004, the Company purchased interest rate cap contracts, which cap the interest rate on substantially all of the LIBOR-based debt through 2008 in the event of a significant increase in the underlying interest rate.  Because of the interest rate cap levels, management does not believe that these contracts will significantly reduce the Company’s expected interest costs.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures — After evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), as of March 31, 2005 (the “Evaluation Date”), the Company’s chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in internal controls — There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures during the quarter ended March 31, 2005, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Item 3. Legal Proceedings,” the Company is not currently party to any material pending legal proceedings other than routine litigation incidental to the business of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Index of Exhibits on page 22.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NES RENTALS HOLDINGS, INC.

	By:	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan
Senior Vice President and Chief Financial Officer
Date: May 12, 2005

INDEX OF EXHIBITS

Exhibit Number	Description of Document

3.1	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)
3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)
11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
31.1	Certification by CEO Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by CFO Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002